Form 10QSB
period 1999-03-31
WESTFORD ACQUISITION CORP
filed 1999-05-13
CIK 1068105

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                             March 31, 1999

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


             Class                   Outstanding at March 31, 1999

Common Stock, par value $0.0001                     5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                   WESTFORD ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            Balance Sheet
                            March 31, 1999
                             (Unaudited)

Cash                                              $      380

TOTAL ASSETS                                      $      380



                 LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                       $     -

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding      -
   Common Stock, $.0001 par value, 100 million
    shares authorized 5,000,000 issued and
    outstanding                                          500
   Capital in excess of par                               75
   Accumulated deficit during
    developmental stage                                 (195)

     Total Stockholders' Equity                          380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      380


NOTE   1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A.  Organization and Business Operations

            Westford Acquisition Corporation (a development stage company)(the "Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 1999 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

      As of March 31, 1999, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS" below. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

SUBSEQUENT EVENTS

      On April 14 and 15, 1999, the Company entered into a stock exchange agreement with Baja Food Concepts, Inc. and a merger agreement South Beach Concepts, Inc., respectively, (the "Transactions"). The Company anticipates that the Certificate of Merger with South Beach Concepts, Inc. will be filed with the State of Delaware and the Articles of Merger will be filed with the State of Florida on or about May 14, 1999. Pursuant to the Transactions, the Company will issue 4,300,000 of its shares of common stock in exchange for all of the outstanding stock of Baja Food Concepts, Inc. and the Company will exchange on a one-for-one basis 10,617,650 shares of its common stock, subject to adjustment for fractional shares and dissenting shareholders, for all the outstanding shares of South Beach Concepts, Inc. The Company will redeem and retire 4,250,000 shares of common stock held by Pierce Mill Associates, Inc. and 400,000 shares of common stock held by Cassidy & Associates. In addition, James M. Cassidy, the director, President and the beneficial shareholder of the Company will resign as an officer and director of the Company. Pursuant to the Transactions, new management will be appointed. Upon filing the Certificate of Merger with the State of Delaware, the Company will change its name to South Beach Concepts, Inc.

      Baja Food Concepts operates and intends to franchise a fast-food theme restaurant known as Cisco & Pancho. South Beach Concepts, Inc., through its wholly-owned operating subsidiaries, operates and franchises Pizza World, a theme pizza carry-out or eat-in restaurant and South Beach Cafe, a theme deli-style menu eat-in restaurant.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

        Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

        Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not merge with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.


                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

      Upon effectiveness of the Transactions described under "Subsequent Events", , the Company intends to issue 4,300,000 of its shares of common stock in exchange for all of the outstanding stock of Baja Food Concepts, Inc. and to exchange, on a one-for-one basis, 10,617,650 shares of its common stock, subject to adjustment for fractional shares and dissenting shareholders, for all the outstanding shares of South Beach Concepts, Inc. The Company will redeem and retire 4,250,000 shares of common stock held by Pierce Mill Associates, Inc. and 400,000 shares of common stock held by Cassidy & Associates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Board of Directors of the Company submitted to the shareholders for vote thereon the Agreement and Plan of Reorganization and the Agreement and Plan of Merger to effect the Transactions. The shareholders voted unanimously to approve both the agreements. The agreements will be filed by the Company as Exhibits to its Form 8-K to be filed upon effectiveness of the Transactions.

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

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.
                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   WESTFORD ACQUISITION CORPORATION


                   By:   /s/ James M. Cassidy
                         James M. Cassidy, President

Dated: May 11, 1999