Form 10-Q
period 1999-06-30
SOUTH BEACH CONCEPTS INC /FL/
filed 1999-08-20
CIK 1068105

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

     [X]             QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1999

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

                                  202/387-5400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

Indicate the number of shares outstanding or each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                Outstanding at June 30, 1999

     Common Stock, par value $0.0001      4,650,000

PART I

Item 1.   FINANCIAL STATEMENTS

          ATTACHED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview
          --------

          Baja Food Concepts, Inc., the Company's only subsidiary at June 30, 1999 is an existing company with one operating themed fast food restaurant, "Cisco & Pancho", located in Sarasota, Florida. Cisco & Pancho specializes in gourmet burritos, tacos, empanadas served with homemade salsas. The store colors and design have Mexican accents. During peak hours, a Cisco & Pancho restaurant requires approximately three to five employees. The Cisco & Pancho restaurant opened in February 1999 and has not yet had significant operations.

          Management anticipates that it will open additional Cisco & Pancho restaurants and will begin franchise development of Cisco & Pancho in 1999.

          Management of Baja Food are also officers, directors and shareholders of South Beach Concepts, Inc. a theme-based fast food restaurant and franchise company. Westford Acquisition has entered into a letter of intent with South Beach Concepts, Inc. to merge Westford Acquisition into South Beach Concepts. There is no assurance that such merger will occur.

          Results of Operations
          ---------------------

          Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

          Due to incorporating on June 2, 1998 and the nature of the Company, no revenues had been received for the six months ended June 30, 1998. Although an acquisition was made during the six months ended June 30, 1999, no revenues have been recorded to date. The primary reason for this is the fact that the Company continues as a development stage company.

          As such, the Company had minimal expenses during the six-month periods ended June 30, 1999 and 1998.

          Liquidity and Capital Resources
          -------------------------------

          As of June 30, 1999 the Company's current liabilities exceeded its current assets by $57,249.

          As of June 30, 1999 the Company had no material commitments for capital expenditures.

Item 3.   DESCRIPTION OF PROPERTIES

          The Company currently maintains it principal offices in Sarasota, Florida. The company is currently paying no rent. Upon commencement of operations, an agreed upon lease will be entered.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

          Pursuant to an Agreement and Plan of Reorganization (the "Exchange Agreement") dated April 14, 1999 between Baja Food Concepts, Inc. ("Baja Food"), a Florida corporation, its shareholders, and Westford Acquisition Corporation (the "Company"), a Delaware corporation all the outstanding shares of common stock of Baja Food were exchanged for shares of common stock of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the Company and approved by the unanimous consent of the shareholders of the Company on April 14, 1999. The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of Baja Food and by the written unanimous consent of the shareholders of Baja Food on April 14, 1999.

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

          (b)  Reports on Form 8-K

          Form 8-K was filed on May 23, 1999 reporting acquisition of Baja Food Concepts, Inc. during the quarter ended June 30, 1999.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          WESTFORD ACQUISITION CORPORATION


          By:  /s/ Thomas N. Burnham
               ------------------------------
               Thomas N. Burnham, President

          Dated:  August 19, 1999

-------------------------------------------------------------------------------

                 WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                    ASSETS

                                                                               June 30,        December 31,
                                                                                 1999              1998
                                                                              (Unaudited)        (Audited)
                                                                           --------------     --------------
Current Assets:
     Cash                                                                  $          971     $          416
                                                                           --------------     --------------
         Total Current Assets                                                         971                416
                                                                           --------------     --------------

Property and Equipment:
     Office Equipment                                                               4,253                  0
     Software / Computer Equipment                                                  1,000                  0
         Less: Accumulated Depreciation                                                 0                  0
                                                                           --------------     --------------
         Total Property and Equipment                                               5,253                  0
                                                                           --------------     --------------

Investments and Other Assets:
     Deferred Syndication Costs                                                    30,000                  0
     Goodwill                                                                      22,760                  0
                                                                           --------------     --------------
         Total Investments & Other Assets                                          52,760                  0

                                                                           ==============     ==============
Total Assets                                                               $       58,984     $          416
                                                                           ==============     ==============

                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
     Notes Payable                                                         $       58,220     $            0
                                                                           --------------     --------------
         Total Current Liabilities                                                 58,220                  0
                                                                           --------------     --------------

Long - Term Liabilities:                                                                0                  0
                                                                           --------------     --------------

Stockholders' Equity:
     Common Stock - $.0001 par value
         Authorized 100,000,000 shares
         Issued 4,650,000 shares                                                      465                500
     Preferred Stock - $.0001 par value
         Authorized 20,000,000 shares
         Issued  - 0 - shares                                                           0                  0
     Additional Paid In Capital                                                         5                 75
     Accumulated Earnings / (Deficit) During Development Stage                        294               (159)
                                                                           --------------     --------------
         Total Stockholder's Equity                                                   764                416

                                                                           ==============     ==============
Total Liabilities and Stockholders' Equity                                 $       58,984     $          416
                                                                           ==============     ==============

                            See accompanying notes.

-------------------------------------------------------------------------------
                 WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE PERIODS ENDED

-------------------------------------------------------------------------------

                                                                         Three Months Ended       Six Months Ended
                                                                            June 30, 1999           June 30, 1999       December 31,
                                                                        1999         1998         1999         1998        1998
                                                                    (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)  (Audited)
                                                                    ------------  -----------  -----------  -----------  ----------
Net Sales                                                           $          0  $         0  $         0  $         0  $        0

Cost Of Sales                                                                  0            0            0            0           0
                                                                    ------------  -----------  -----------  -----------  ----------

     Gross Profit                                                              0            0            0            0           0
                                                                    ------------  -----------  -----------  -----------  ----------

General and Administrative  Expenses:

     Bank Fees                                                                82           12           82           12          84
     Organization Fee Expense                                                  0            0            0            0          75
                                                                    ------------  -----------  -----------  -----------  ----------

     Total Operating Expenses                                                 82           12           82           12         159
                                                                    ------------  -----------  -----------  -----------  ----------

                                                                    ============  ===========  ===========  ===========  ==========
Net Earnings                                                        $        (82) $       (12) $       (82) $       (12) $     (159)
                                                                    ============  ===========  ===========  ===========  ==========

     Net Earnings / (Loss) Per Share:
     Net Earnings / (Loss)                                          $      (0.00)  $    (0.00) $     (0.00) $     (0.00) $    (0.00)
     Weighted Average Number of Common Shares Outstanding              4,650,000      833,333    4,650,000      833,333   2,916,667

--------------------------------------------------------------------------------

                 WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                                             Earnings/(Deficit)
                                                                             Additional                          Accumulated
June 2, 1998 (Date of Inception)            Preferred          Common          Paid In         Treasury         During Devel-
        To June 30, 1999                      Stock            Stock           Capital          Stock           opment Stage
-------------------------------            -------------    -------------   --------------   -------------    ----------------
June 2, 1998                               $           0    $           0   $            0   $           0    $              0

Issuance of Common Stock                               0              500               75               0                   0

Net Loss - 1998                                                                                                           (159)
                                           -------------    -------------   --------------   -------------      ----------------

Total Stockholders' Equity
As of December 31, 1998                                0              500               75               0                (159)

Acquisition of Treasury Stock at No                    0                0              (70)           (465)                535

Retirement of Common Stock                             0             (465)               0             465                   0

Issuance of Common Stock During
  Acquisition of Baja Food Concepts                    0              430                0               0                   0

Net Loss - 1999                                        0                0                0               0                 (82)
                                           -------------    -------------   --------------   -------------      ----------------

Total Stockholders' Equity
As Of June 30, 1999                        $           0    $         465   $            5   $           0      $          294
                                           =============    =============   ==============   =============      ================

                                               Total
June 2, 1998 (Date of Inception)           Stockholders'
        To June 30, 1999                       Equity
-------------------------------            ---------------
June 2, 1998                               $             0

Issuance of Common Stock                               575

Net Loss - 1998                                       (159)
                                           ---------------

Total Stockholders' Equity
As of December 31, 1998                                416

Acquisition of Treasury Stock at No                      0

Retirement of Common Stock                               0

Issuance of Common Stock During
  Acquisition of Baja Food Concepts                    430

Net Loss - 1999                                        (82)
                                           ---------------

Total Stockholders' Equity
As Of June 30, 1999                        $           764
                                           ===============

                            See accompanying notes.

--------------------------------------------------------------------------------

                 WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE PERIODS ENDED
--------------------------------------------------------------------------------

                                                                         June 30,            December 31,
                                                                           1999                  1998
                                                                       (Unaudited)            (Audited)
                                                                      ---------------       ---------------
Cash Flow from Operating Activities:
  Net Income / (Loss)                                                 $           (82)      $          (159)

  Adjustments To Reconcile Net Income / (Loss) To Net
   Cash (Used) / Provided in Operating Activities:                                  0                     0

                                                                      ---------------       ---------------

      Total Adjustments                                                             0                     0
                                                                      ---------------       ---------------

  Net Cash (Used) / Provided by Operating Activities                              (82)                 (159)


Cash Flow From Investing Activities:
     Cash Received During Acquisition                                             637                     0
                                                                      ---------------       ---------------

  Net Cash Provided by Investing Activities                                       637                     0


Cash Flow From Financing Activities:
     Proceeds From Issuance of Common Stock                                         0                   575
                                                                      ---------------       ---------------

     Net Cash Provided by Financing Activities                                      0                   575
                                                                      ---------------       ---------------


Net Increase / (Decrease) in Cash                                                 555                   416

Cash at the Beginning of the Period                                               416                     0
                                                                      ---------------       ---------------

Cash at the End of the Period                                         $           971       $           416
                                                                      ===============       ===============

            Supplemental Schedule on Non-cash Investing Activities:

            Fair Value of Assets Acquired             $   58,650
            Fair Value of Capital Stock Issued               430
                 Liabilities Assumed                  $   58,220

                            See accompanying notes.

                WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                Notes To the Consolidated Financial Statements
                               June 30,1999


Note 1 - Basis of Presentation:
         ---------------------

         The accompanying unaudited financial statements have been prepared by Westford Acquisition Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1998, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

A)       Consolidation

         At June 30, 1999, the Company has a wholly - owned subsidiary, Baja Food Concepts, Inc. (Baja).

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The reclassifications for these assets are as follows:

                                               Years
                                               -----
             Office Equipment                     7
             Software / Computer Equipment        3

         Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

         Due to the recent acquisition, no depreciation has been taken to date.

C)       Amortization

         Goodwill, which represents the excess of the cost of Baja over the fair value of their net assets at the date of acquisition, is being amortized using the straight-line method over a period of fifteen (15) years. Due to the recent acquisition, no amortization expense has been taken to date.

D)       Net Earnings Per Common Share

         Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net earnings less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents.

                WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                Notes To the Consolidated Financial Statements
                               June 30, 1999

Note 1 - Basis of Presentation (continued):
         ---------------------

E)       Accounting Pronouncements

         The Company has adopted the provisions of the AICPA's Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities", which requires that all costs related to a companies start-up activities should now be expensed during the period incurred rather than capitalized and amortized over a period of time. As a result, all start-up costs have been expensed in the current period.


Note 2 - Business Combinations:
         ---------------------

         On April 14, 1999, the Company acquired Baja Food Concepts, Inc. (Baja) in a business combination accounted for as a purchase. Baja is primarily engaged in the restaurant business featuring "Baja" style burritos, tacos, and empanadas, all of which are served with freshly made gourmet salsas. The results of operations of Baja are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $22,760, which exceeded the fair value of the net assets of Baja by $22,760. The excess will be amortized using the straight-line method over a period of fifteen (15) years.

         During this combination, one hundred percent (100%) of the voting shares on common stock in Baja (12,200,000) were acquired in exchange for 4,300,000 shares of the Company's voting common stock. (See Note 3)


Note 3 - Stockholders' Equity:
         --------------------

         A.  Preferred Stock

         The Company is authorized to issued 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         B.  Common Stock

         The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. At December 31, 1998, the Company had issued 5,000,000 shares.

         On April 14, 1999, the Company recalled 4,650,000 shares of common stock (treasury stock) at no cost and proceeded to immediately retire them.

         On April 14, 1999, as part of the acquisition of Baja, the Company issued 4,300,000 shares of its common stock to the shareholders of Baja.

                WESTFORD ACQUISITION CORPORATION & SUBSIDIARY
                Notes To the Consolidated Financial Statements
                               June 30, 1999





Note 4 - Related Party Transactions:
         --------------------------

         During 1998, T. Burnham, president of Baja, advanced Baja $15,100. During March 1999, prior to the acquisition, Baja converted $10,000 of this advance into 10,000,000 shares of common stock of Baja, which, through the acquisition agreement was exchanged for the Company's common stock. At June 30, 1999, a balance of $5,100 remains and is considered payable upon demand.

         During the first quarter of 1999, prior to the acquisition, Texas Investment Group (a shareholder in Baja) advanced Baja $53,120. At June 30, 1999 no amount has been repaid and the balance is considered payable upon demand.