Form 10QSB
period 1999-09-30
SOUTH BEACH CONCEPTS INC /FL/
filed 1999-11-15
CIK 1068105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended September 30, 1999
                                                           ------------------

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from __________to___________

                       Commission file number________________________________

                  South Beach Concepts, Inc. and Subsidiaries
   --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Florida                              65-0853636
   --------------------------------------------------------------------------
   (State or other jurisdiction        (IRS Employer Identification No.)
   of incorporation or organization)

                5969 Cattleridge Blvd # 201 Sarasota, FL 34241
   --------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (941) 377-7225
   --------------------------------------------------------------------------
                          (Issuer's telephone number)

   --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   ----------------------

   Transitional Small Business Disclosure Format (Check one):  Yes [_] No [_]

                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                               Unaudited Figures

                                    ASSETS

                                       September 30, 1999    September 30, 1998
                                       ------------------    ------------------
Current Assets:
  Cash                                          2,142               (16,962)
  Accounts Receivable                         265,224               236,399
  Inventory                                    54,440                20,037
  Due From Affiliates                               0                     0
  Royalties Receivable                              0                 2,820
                                           ----------            ----------
    Total Current Assets                      321,805               242,294

Property, Plant, and Equipment - net of
  accumulated depreciations:                1,011,821               997,286

Investment and Other Assets:
  Deferred Public Offering costs              198,166                     0
  Deferred Tax Assets                               0                     0
  Deposits                                     15,695                22,619
  Intangible Assets                           633,499               505,443
  Accumulated Amortization                          0                     0
  Investment in Subsidiaries                      200                76,700
  Prepaid Expenses                            199,520               208,248
  Other Non-current Assets                    114,128                     0
  Notes Receivable                                  0                     0
                                           ----------            ----------
    Total Other Assets                      1,161,207               813,010

                                           ----------            ----------
Total Assets                                2,494,833             2,052,589
                                           ==========            ==========

                             LIABILITIES & EQUITY

LIABILITIES & CAPITAL
  Accounts Payable                            117,083               241,715
  Accrued Expenses                                  0                     0
  Due to Affiliates                                 0                     0
  Notes Payable                               193,827               140,172
                                           ----------            ----------
    Total Current Liabilities                 310,911               381,887

Long-Term Liabilities                                                     0
  Deferred Taxes                                    0                     0
                                           ----------            ----------
    Total Long-Term Liabilities                     0                     0

Commitments and Contingent Liabilities              0                     0

Stockholders Equity:
  Common Stock                              1,234,538             1,218,604
  Additional Paid in Capital                3,863,640             2,762,553
  Retained Deficit                         (2,914,255)           (2,310,454)
                                           ----------            ----------
    Total Stockholders' Equity              2,183,922             1,670,702
                                           ----------            ----------
Total Liabilities and Stockholder's
  Equity                                    2,494,833             2,052,589
                                           ==========            ==========

                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                               Unaudited Figures


                                             Sept. 30, 1999    Sept. 30, 1998
                                             --------------    --------------
Net Revenues
  Sales                                           597,820          756,155
  Franchise Fees                                  266,000           94,100
  Royalties                                        12,210           42,008
                                                 --------         --------
    Net Receipts                                  876,030          892,262

Cost of Goods Sold
  Food                                            176,741          231,688
  Paper                                            16,575           20,725
  Salaries & Wages                                243,773          299,166
  Other                                           118,030          111,352
                                                 --------         --------
    Total Cost of Sales                           555,119          662,931

Gross Profit                                      320,911          229,331
                                                 --------         --------
General & Administrative                          532,217          688,365

Earnings (Loss) Before Other Income              (211,306)        (459,034)

Other Income                                       22,854                0

Net Income/(Loss) From Operations                (188,452)        (459,034)

Startup Expenses Per 1998 GAAP                    118,727                0

Income/(Loss) Before Income Taxes                (307,179)        (459,034)
  Provision For Income Taxes                            0                0
                                                 --------         --------
Net Earnings (Loss)                              (307,179)        (459,034)
                                                 ========         ========

Net Loss Per Share
  Basic                                             (.024)
  Diluted                                           (.024)

                  South Beach Concepts, Inc. and Subsidiaries

                Notes to the Consolidated Financial Statements

                              September 30, 1999

Note 1 - Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements have been prepared by South Beach Concepts Inc. ("The Company") in accordance with generally accepted accounting principles for interim financial statements and with the instruction to form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all normal accounting transactions within the time frame have been included for a fair presentation of the company's operations. Results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of future financial results.

         Consolidation

         At September 30, 1999, the Company has completed the merger of Westford Acquisition Corporation and Subsidiary, Baja Food Concepts, Inc. into its operations.

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

         Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

         Expenditure for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

                  SOUTH BEACH CONCEPTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


     Cash Flow From Operation Activities

     Net Income (Loss)                                   $(301,119)

     Other Operating Activity                            $(177,013)

     Total From Operations                               $(478,132)

     Cash Flow From Investing Activity                   $(340,066)

     Cash Flow From Financing Activity                   $ 828,286

     Net Increase/(Decrease) in Cash                     $  10,088


     Cash at Beginning of the Year                       $  (7,946)
     Cash at September 30, 1999                          $   2,142

                  SOUTH BEACH CONCEPTS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                                                Total
                                                 Common     Preferred       Additional         Retained      Stockholders'
                                                  Stock       Stock      Paid in Capital        Deficit         Equity
January 1, 1998                                $  103,835     $ 0           $4,102,893       $(2,436,984)    $1,769,744

Issuance of Common Stock                       $1,130,703                                                    $1,130,703

Net Change in Capital Activity                                              $ (239,253)                      $ (238,253)

Due to Reorganization                                                                        $  (170,082)


Net Loss 1999                                                                                $  (307,179)    $ (307,179)

Total Stockholders' Equity
as of September 30, 1999                       $1,234,538     $ 0           $3,863,840       $(2,914,255)    $2,183,922

Basis of Presentation

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

Results of Operations

The Company continues as a Development Stage Company and hence requires continuing its capital raising activities to support its income in order to meet cash flow obligations.

Note 2 Private Offering Memorandum

Pursuant to Rule 506, on July 30, 1999 the Company presented an Offering Memorandum with no requirements for a minimum number of units with a maximum of 3,300,000 units or $4,950,000 (Maximum Offering). This Offering Memorandum originally was due to expire on October 30, 1999 but pursuant to the provisions contained therein, and in particular those set forth on page forty three (43) thereof, the Offering has been extended to January 28, 2000.

During the Quarter Ended September 30, 1999, the Company received subscription agreements pursuant to the Offering Memorandum for the issuance of 341,092 shares of the Company's Common Stock constituting a capital contribution of $511,638.

Note 3 Stockholders' Equity

The Company is authorized to issue 15,000,000 shares of preferred stock at no par value, with such designation, voting rights and other preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 50,000,000 shares of common stock at no par value.

PART 1

Item 1.    FINANCIAL STATEMENTS

           ATTACHED

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Overview

           The primary business objective of the Company is to develop, operate, franchise and service take-out, eat-in and delivery restaurants for its three theme restaurant chains, South Beach Cafe, Pizza World Gourmet Pizza and Cisco and Pancho and to supply coffee and related products to its Company stores, its franchisees and other customers worldwide through Cafe Society Coffee Company.

           There are currently franchise operations open and operating in Florida, Illinois and Missouri. The Company's owned restaurants are now located in Florida. A dual branded store is planned for location in Dallas, Texas and a lease has been executed.

ITEM 3.    DESCRIPTION OF PROPERTIES

           The company currently maintains its principal offices in Sarasota, Florida.

PART II -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           There are no material legal proceedings against the Company.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.    OTHER INFORMATION

           Not Applicable

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

                (b)  Report on Form 8-K

                --   Report Form 8-K was filed with the Securities and Exchange
                Commission on July 30, 1999, (File No. 0-024839). The purpose of this filing was to duly report Changes In Control of Registrant concerning the merger of Westford Acquisition Corporation into South Beach Concepts Inc., which is incorporated herein by reference.

                27.  Financial Data Schedule

          Form 8-K was filed on July 30, 1999 reporting acquisition of Baja Food Concepts, Inc. during the quarter ended June 30, 1999.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SOUTH BEACH CONCEPTS

          By:  /s/ Thomas N. Burnham
               -----------------------------------
               Thomas N. Burnham, President

          Date:  November 15, 1999