Form 10QSB
period 1999-12-31
SOUTH BEACH CONCEPTS INC /FL/
filed 2000-02-14
CIK 1068105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended December 31, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to _________

          Commission file number_____________________________________

                  South Beach Concepts, Inc. and Subsidiaries
       (Exact name of small business issuer as specified in its charter)

         Florida                                           65-0853636
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                5969 Cattleridge Blvd # 201 Sarasota, FL 34241
                   (Address of principal executive offices)

                                (941) 377-7225
                          (Issuer's telephone number)

    (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by section 13 or 15d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

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

Transitional Small Business Disclosure Format (Check one): Yes [_] No [_]

--------------------------------------------------------------------------------
                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999

--------------------------------------------------------------------------------

                               Unaudited Figures

                                    ASSETS


                                                           December 31, 1999                              DECEMBER 31, 1998
                                                           -----------------                              -----------------
Current Assets:
  Cash                                                       $  120,215.16                                  $    9,088.00
  Accounts Receivable                                        $   46,061.36                                  $   46,357.00
  Inventory                                                  $   47,090.19                                  $   20,358.00
  Due From Affiliates                                                   --                                     112,123.00
  Royalties Receivable                                                  --                                      25,718.00
                                                             -------------                                  -------------
     Total Current Assets                                       213,366.71                                     213,644.00

Property, Plant, and Equipment  net of
    accumulated deprecations:                                $2,671,232.89                                  $1,085,444.00

Investments and Other Assets:
  Deferred Public Offering costs                                228,829.29                                      34,500.00
  Deferred Syndication Costs                                     83,904.71
  Deferred Tax Asset                                                    --                                     149,015.00
  Deposits                                                       15,695.18                                      15,615.00
  Organizational/Startup Costs                                  666,328.34                                     744,160.00
  Accumulated Amortization                                     (230,864.77)                                   (188,769.00)
  Acquisition Costs                                              21,747.30
  Investment in Subsidiaries                                        200.00
  Prepaid Expenses                                              207,020.00                                     200,685.00
  Other Noncurrent Assets                                       111,843.76
  Notes Receivable                                                      --                                             --
                                                             -------------                                  -------------
     Total Other Assets                                       1,104,703.81                                     955,206.00
                                                             -------------                                  -------------
Total Assets                                                 $3,989,303.41                                  $2,254,294.00
                                                             =============                                  =============

-------------------------------------------------------------------------------
                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999

-------------------------------------------------------------------------------

                               Unaudited Figures

                             LIABILITIES & EQUITY


                                                                      DECEMBER 31, 1999                    DECEMBER 31, 1998
                                                                      ------------------                   -----------------
LIABILITIES & CAPITAL
  Accounts Payable                                                        $    34,246.29                        $   239,534.00
  Accrued Expenses                                                            258,207.55                             26,155.00
  Due to Affiliates                                                           (20,584.39)                                    -
  Notes Payable - Shareholders                                                 34,471.43                            157,531.00
  Notes Payable - Mortgage                                                    518,249.50
  Notes Payable - TIG                                                          20,806.93                                     -
    Total Current Liabilities                                                 845,397.31                            423,220.00
                                                                          --------------                        --------------

LONG-TERM LIABILITIES
  Deferred Taxes                                                                       -                             61,330.00
                                                                          --------------                        --------------
     Total Long-Term Liabilities                                                       -                             61,330.00

Commitments and Contingent Liabilities                                                 -                                     -

Stockholders Equity:
  Common Stock                                                              2,166,288.52                            103,835.00
  Additional Paid in Capital                                                4,108,786.23                          4,102,893.00
  Retained Deficit                                                         (3,131,168.62)                        (2,436,984.00)
                                                                          --------------                        --------------

     Total Stockholders' Equity                                             3,143,906.13                          1,769,744.00
                                                                          --------------                        --------------
Total Liabilities and Stockholder's Equity                                $ 3,989,303.44                        $ 2,254,294.00
                                                                          ==============                        ==============

-------------------------------------------------------------------------------
                          SOUTH BEACH CONCEPTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------

                               Unaudited Figures

                                                                           DEC. 31, 1999                    DEC. 31, 1998
                                                                           -------------                    --------------
Net Revenues
   Sales                                                                  $   744,608.51                    $ 1,075,509.00
   Franchise Fees                                                             388,209.56                        196,400.00
   Royalties                                                              $    12,210.00                         97,029.00
                                                                          --------------                    --------------
     Net Receipts                                                           1,145,028.07                      1,368,938.00

Cost of Goods Sold
   Food                                                                       166,932.16                        325,452.00
   Paper                                                                       18,258.64                         31,567.00
   Salaries & Wages                                                           337,141.15                        402,757.00
   Other                                                                      161,877.07                          4,284.00
                                                                          --------------                    --------------
     Total Cost of Sales                                                      684,209.02                        764,060.00

Gross Profit                                                                  460,819.05                        604,878.00
                                                                          --------------                    --------------
General & Administrative                                                      949,853.39                      1,245,829.00

Earnings (Loss) Before Other Income                                          (489,034.34)                      (640,951.00)

Other Income / (Loss):
  Other Income                                                                 83,668.99                         44,911.00
  Loss on Disposition of Assets                                                                                (100,135.00)
                                                                          --------------                    --------------
     Total Other Income / (Loss)                                               83,668.99                        (55,224.00)

Net Income/(Loss) From Operations                                            (405,365.35)                      (696,175.00)

Startup Expenses Per 1998 GAAP                                                118,727.02                                 -

Income/(Loss) Before Income Taxes                                            (524,092.37)                      (696,175.00)
  Provision For Income Taxes                                                           -                        (87,685.00)
                                                                          --------------                    --------------
Net Loss                                                                  $  (524,092.37)                   $  (608,490.00)
                                                                          ==============                    ==============

          Net Loss Per Share
               Basic (Note 1)
               Diluted (Note 1)

                   South Beach Concepts Inc. & Subsidiaries

                     Notes to the consolidated Financials

                               December 31,1999

Note 1 - Basis for Presentation
-------------------------------

The accompanying unaudited financial statements have been prepared by South Beach Concepts Inc. (The Company) in accordance with GAAP for Interim financial statements and with the instruction to form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of the company's management, all normal accounting transactions within the time frame have been included for a fair presentation of the company's operations. Results of operations for the twelve month period ending December 31,1999 are not necessarily indicative of future financial results.

Consolidation
-------------

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Property and Equipment
----------------------

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposed and accelerated methods for income tax purposed.

Expenditure for maintenance and repairs are charged against income as incurred whereas mayor improvements are capitalized

--------------------------------------------------------------------------------
                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

-------------------------------------------------------------------------------

                               Unaudited Figures

Cash Flow from Operation Activities:

Net Income (Loss)                      (1)       ($524,091.77)

Other Operating Activities             (2)       ($467,437.79)

Total from Operations                            ($991,529.56)

Cash Flow from Investing Activities    (3)     ($1,711,101.57)

Cash Flow from Financing Activiities   (4)    $  2,813,758.29

Net Increase (Decrease) in Cash               $    111,127.16


Cash at Beginning of the Year                 $      9,088.00
Cash at December 31, 1999                     $    120,215.16

--------------------------------------------------------------------------------
                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

-------------------------------------------------------------------------------

                               Unaudited Figures

                                                                                                    Total
                                         Common         Preferred     Additional     Retained       Stockholders
                                         Stock          Stock         Paid in        Deficit        Equity
                                                                      Capital
January 1, 1999                           $  103,835    $0            $4,102,893     -$2,436,984     $1,769,744

Issuance of Common Stock                  $2,062,454                                                 $2,062,454

Net Changes in Capital Activity                                       $    5,893                     $    5,893

Due to Reorganization                                                                -$  170,092    -$  170,092

Net Gain (Loss) 1999                                                                 -$  524,092    -$  524,092

Total Stockholders' Equity
as of December 31, 1999                   $2,166,289    $0            $4,108,786     -$3,131,168     $3,143,906

Basis of Presentation
---------------------

Net Earnings Per Common Share

Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net earnings less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shared on common stock outstanding plus any dilutive common stock equivalents.

Results of Operations

The company continues as a Development Stage Company and hence requires continuing its capital raising activities to support its income in order to meet cash flow obligations.

Note 2 Private offering Memorandum

Pursuant to Rule 506, on July 30, 1999 the Company presented an Offering Memorandum with no requirements for a minimum number of units with a maximum of 3,300,000 units or $4,950,000 (Maximum Offering). This offering memorandum originally was due to expire on October 30, 1999 but pursuant to the provisions contained therein, and in particular those set forth on page forty three (43) thereof, the Offering has been extended to March 30, 2000.

During the Quarter Ending December 31, 1999, the Company received Subscription Agreements pursuant to the Offering Memorandum for the Issuance of 193,652 shares of the Company's Common Stock constituting a capital contribution of 290,478.

During the Quarter Ended December 31, 1999, the Company completed purchase of Coconut Grove , with a note for $518,249.50 and 621,167 @ $1.50 per share of the Companies Common Stock constituting a cost of $1,450,000.

Note 3 Stockholders Equity

The Company is authorized to issue 15,000,000 shares of preferred stock at no par value, with such designation, voting rights and other preferences as may be determined from time to time by the Board of Directors.

Part 1

Item 1.   Financial Statements Attached

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Overview

          The primary business objective of the Company is to develop, operate, franchise and service take-out, eat-in and delivery restaurants for its three theme restaurant chains, South Beach Cafe, Pizza World Gourmet Pizza World, and Cisco & Pancho and to supply coffee and related products to its company stores, its franchisees and other customers worldwide through Cafe Society Coffee Company.

          There currently franchise operations open and operating in Florida, Illinois, and Missouri. The company owned restaurants are now located in Florida. A dual branded store is plannned for location in Dallas, Texas in early February 2000 and a lease has been executed.

Item 3.   Description of properties

          The company currently maintains its principal offices in Sarasota, Florida.

Part II - Other Information

Item 1.   Legal Proceedings

           There no material legal proceedings against the company.

Item 3.   Defaults upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders


        Not  Applicable

Item 5. Other Information

        Not Applicable

Item 6. EXHIBITS

        27. Financial Data Schedule

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Beach Concepts

BY: /s/ Thomas N. Burnham
    ---------------------------------
        Thomas N. Burnham, President

        Date: February 14, 2000