Form 10-K
period 1999-12-31
SOUTH BEACH CONCEPTS INC /FL/
filed 2000-03-30
CIK 1068105

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1998 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                          SOUTH BEACH CONCEPTS, INC.
            (Exact Name of Registrant as specified in its charter)

            Florida                               65-0853636
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


                            5969 Cattleridge Blvd.
                                  Suite 201,
                           Sarasota, Florida 34232``
                   (Address of principal executive offices)

             (Registrant's telephone number, including area code)
                                (941) 377-7225


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      YES    X                             NO___________


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Documents Incorporated by Reference

  The following documents are incorporated by reference in this Form 10-K
Report: Form 8K dated June 15, 1999 and Form 8K dated July 30, 1999.

                               Table of Contents

Item No.                 Caption
Page No.

1.   BUSINESS                                                2
2.   PROPERTIES                                              6
3.   LEGAL PROCEEDINGS                                      10
4.   CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT          10
5.   OTHER EVENTS                                           10
6.   RESIGNATIONS OF DIRECTORS AND EXECUTIVE OFFICERS       10
7.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10
8.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS                                    10
9.   MARKET RISK                                            11
10.  SELECTED FINANCIAL DATA                                12
11.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION & RESULTS OF OPERATION                       13
12.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING & FINANCIAL DISCLOSURE                      12
13.  CHANGE IN FISCAL YEAR                                  12
14.  OFFICERS AND DIRECTORS BENEFICIAL OWNERSHIP            12
15.  1998 GAAP RULE CHANGE REGARDING START-UP ACTIVITY      16
16.  EXHIBITS, FINANCIAL STATEMENTS & REPORTS               16

ITEM 1.  BUSINESS

GENERAL:

     South Beach Concepts, Inc. was incorporated under the laws of the State of Florida in July of 1998. In August 1998, the Company acquired South Beach Cafe, Inc., Pizza World International, Inc. and Cafe Society Coffee Company being the United States subsidiaries of South Beach Concepts, Plc, from that company in exchange for 10,000,000 shares of common stock. On June 15, 1999, Baja Food Concepts was acquired as a wholly owned subsidiary through a stock-for-stock exchange and such information is incorporated by reference to Form 8-K dated June 15, 1999.

     The primary business objective of the Company is to develop, operate and franchise take-out, eat-in and delivery restaurants for its three theme restaurant chains, as well as roast and distribute coffee, tea and other ancillary products through its coffee company. Through its subsidiaries, South Beach Concepts uses specific and consistent themes, logos, and menus (i.e. "chains") and roasts, produces and markets coffee beans and teas. South Beach Concepts, Inc. has four wholly owned subsidiaries: (1) South Beach Cafe, Inc., which operates as casual sit-down, eat-in cafes;(2) Pizza World International, Inc., owns and operates, under the name "Pizza World Gourmet Pizza" and "Pizza World" restaurants (collectively referred to as "Pizza World"), which provides specialty gourmet pizza; (3) Baja Food Concepts, Inc., which operates a themed fast food restaurant, "Cisco & Pancho" specializing in gourmet burritos, tacos and empanadas served with homemade salsa; and (4) Cafe Society Coffee Company which roasts, packages and distributes high-end specialty coffees and teas. There are currently franchise operations open and operating in Florida, Illinois, Missouri and Texas. The Company owned restaurants are located in Florida. These restaurants are operated by operating subsidiaries of the Company.


PRODUCTS:

     South Beach Cafe is a casual sit-down, eat-in cafe serving premium coffee and espresso drinks, fresh fruit smoothies and vegetable drinks, bagels, cream cheese spreads, croissants, gourmet sandwiches, frozen yogurt, soups salads, fresh pastries and other baked goods.

     Pizza World offers gourmet and traditional pizzas for carryout, delivery and, in certain stores, sit-down capacity. The specialty gourmet pizza menu ranges from the "Bacon Cheeseburger American" with a mustard glaze to the "Grecian Gourmet" combining feta cheese, black olives, spinach, green peppers and tomatoes on a bed of mozzarella with red sauce. The pizzas are made from freshly baked dough with homemade pizza sauce and a choice of over thirty toppings. The menu also features calzones, fresh oven baked sub sandwiches, salads and garlic or cheese breads.

     Baja Food Concepts, Inc. ("Cisco & Pancho") specializes in burritos, tacos and empanadas served with homemade salsa.

     Cafe Society Coffee Company offers a full line of specialty coffees including varietals, blends, flavored, organic and naturally flavored coffees as well as teas, gourmet syrups, and hot chocolates.

FRANCHISE PROGRAM:

     South Beach Cafe and Pizza World International through their respective wholly owned subsidiaries, offer both area development and single store franchising. A development agreement grants a franchisee the right to establish multiple outlets within a specified geographic area at specific locations designated in separate franchise agreements pursuant to a development schedule. A franchise agreement governing the construction and operation of the first store is executed concurrently with the development agreement. All store locations must be approved. Single store franchise agreements are granted to individuals or entities with demonstrated financial ability for the establishment and operation of a single store at a specified location. Currently there are 13 franchised stores open and operating. The Company has entered into agreements that provide for the opening of 25 additional franchised stores.

FRANCHISE TERM, FEE AND ROYALTY:

     The initial term of a franchise agreement is ten years and is renewable for one additional ten-year term. Franchisees pay a nonrefundable development fee computed by multiplying the number of stores to be opened pursuant to the development agreement by $5,000. As each franchise agreement for each individual store to be opened is executed, $5,000 is credited toward the initial franchise fee of $18,500 for that individual store. Franchisees pay a royalty fee of 4% of net sales of the store, which under certain circumstances, may be increased to 5%.


DESIGNATED SUPPLIERS:

     In order to maintain the uniformity of all concepts and to insure food quality and consistency, franchisees must operate their stores in accordance with South Beach Concepts' proprietary business techniques, systems, policies and procedures. Franchisees are required to follow standards and specifications established by South Beach Concepts with respect to food products, ingredients, packaging, advertising, supplies, equipment, computer hardware and software, fixtures, furnishings and other items used in the operation of the store. To enable the franchisees to obtain superior equipment, supplies, food and beverage products that are not otherwise available to individual franchisees and to benefit from reduced prices and more efficient and timely deliveries based on the leverage gained from increased buying power, South Beach Concepts reserves the right to designate approved suppliers for specific items required in the operation of a store. Cafe Society Coffee Co., a subsidiary of South Beach Concepts is a designated supplier of coffee and related products.

SUPPORT AND TRAINING:

     When a franchisee develops a store, the appropriate South Beach Concepts subsidiary must first approve the site, construction and equipment specifications, design and decor specifications and hardware specifications. The principal operator and/or store managers receive comprehensive classroom and hands on training at South Beach Concepts' training facility and at a company owned store. South Beach Concepts assists the franchisee with the grand opening of the store and provides ongoing marketing support. Upon opening, South Beach Concepts provides in-store assistance and continuing systems support and training.

CURRENT OPERATIONS COMPANY STORES:

     South Beach Concepts Inc., through its subsidiary, operates three companies owned South Beach Cafes in Sarasota, Florida, which opened in May, 1997, February, 1999 and March, 1999. Two of these stores are dual-branded concept stores and one is a triple-branded store. In addition the company owns and operates three Pizza World restaurants. Two of these stores are part of dual-branded concept stores and the third is a part of the triple-branded concept store described above. South Beach Concepts' wholly-owned subsidiary, Baja Food Concepts, Inc., operating under the name Cisco & Pancho, has opened one company store, which is part of the triple-concept unit located in Sarasota, Florida described above.

The Cafe Society Coffee Company is a Dallas, Texas, wholly-owned subsidiary of South Beach Concepts, Inc., which roasts and packages high-end specialty coffees, which are sold and distributed under its own label and private labels. The Cafe Society Coffee Company offers a full line of specialty coffees including varietals, blends, flavored, organic and naturally flavored coffees as well as specialty teas, gourmet syrups and hot chocolates. All Cafe Society Coffee Company coffees are produced in its own roasting facility. Green coffee beans are purchased from select brokers and roasting, packaging and shipping is completed in-house. The roasting equipment consists of a 60-kilo Sasa Samiac roaster and a 12-kilo Sasa Samiac roaster utilizing an air roast method with a current capacity of approximately 1.2 million pounds per year. Coffee is packaged for commercial and consumer use.


TRADEMARKS:

     Through its listed subsidiaries, South Beach Concepts owns all the right, title and interest in and to the following marks, which are the primary trademarks, service marks, names, logos and symbols used by it to identify the business and are registered with the United States Patent and Trademark Office on the principal register:


  South Beach Cafe, Inc.:          Registration #2,024,465, 12/17/96,
                                        mark: South Beach Cafe and design
                                   Serial #75/359,009, 9/18/96,
                                        mark: design


  Pizza World Gourmet Pizza:
                                   Registration #2,018,274, 11/7/95,
                                        mark: Pizza World Gourmet Pizza &
                                              design
                                   Registration #2,066,993, 6/3/97,
                                        mark: Amore Roma
                                   Registration #2,066,994, 6/3/97,
                                        mark: Ciao Bella
                                   Registration #2,066,997, 6/3/97,
                                        mark: Americana
                                   Registration #2,069,389, 6/10/97,
                                        mark: Aloha Makana
                                   Registration #2,069,390, 6/10/97,
                                        mark: Taste of Chicago
                                   Registration #2,069,399, 6/10/97,
                                        mark: Le Gardeaux

 Cafe Society Coffee Company:
                                   Registration #1,902,906, 7/4/95,
                                        mark: Cafe Society
                                   Registration #1,903,188, 7/4/95,
                                        mark: Cafe Society
                                   Registration #1,964,097, 3/26/96,
                                        mark: Cafe Society (design)
                                   Registration #1,989,726, 7/30/96,
                                        mark: Cafe Society Coffee Company
                                             & design

     Baja Food Concepts, Inc.:
                                   Registration #75478558, 5/4/98,
                                        mark: Cisco & Pancho


DUAL/TRIPLE BRAND STORES:

     South Beach Concepts believes that by situating two or more of its theme restaurants under one roof it will attract more customers and will reduce costs. The dual and triple brand restaurants provide for combining the operating systems of the restaurants and reduces duplication of certain operations. Because the prime rush hours of each theme restaurant are not the same, the multi-branding concept allows for better utilization of the leased premises with less down time, increases the productivity of the staff which can be crossed trained to reduce the number of employees needed in each restaurant, and allows for sharing of equipment thereby reducing the total equipment package cost. In addition, customers are more likely to visit one site offering more than one food option type.

TRAINING FACILITY:

     A training facility for all the restaurant concepts is located next to South Beach Concepts' corporate offices in Sarasota, Florida. The facility is used to provide comprehensive training for operators and franchisees. Classes focusing on policy and operational procedures are conducted by South Beach Concepts staff. Classroom instruction and written materials instruct the Franchisee in local store marketing, computer operations, delivery, food preparation, daily management, staff hiring and training, inventory management and business management.


ITEM 2.  PROPERTIES

     The company maintains the following leases:

Lessee                        Location                                Duration                Remaining Payments
------                        --------                                --------                ------------------
South Beach Cafe, Inc         405 Little Lake Dr                  Dec 1996 - Nov 1997         $      0.00
South Beach Cafe, Inc         Cattleridge Business Park           Oct 1997 - Sept 2012          1,956,443
South Beach Cafe, Inc         5969 Cattleridge Blvd, Suite 201    Aug 1998 - July 2003            232,216
South Beach Cafe-FL           Village Plaza                       Jan 1999 - Dec 2008             464,947
South Beach Cafe-FL           Main Street Plaza                   May 1997 - April 2002           175,230
South Beach Cafe-FL           Valley Ranch                        Oct 1999 - Sept 2001             84,000
                                                                                              -----------

                Total:                                                                        $ 2,912,836
                                                                                              ===========

Future minimum lease payments are summarized as follows:


          December 31, 1999
          -----------------
          1999                                            362,719

          2000                                            356,440

          2001                                            276,266

          2002                                            228,392

          2003 and thereafter                           1,698,019
                                                       ----------

          TOTAL                                        $2,912,836
                                                       ==========



Rent expense was $358,482 and $258,737 under these operating leases for the years ended December 31, 1999 and 1998, respectively. Rent expense includes additional charges for common area maintenance.

These leases contain clauses relating to renewal options, although each does not contain such option, those that do vary from three to fifteen years additionally.



MANAGEMENT:


          Name                               Age            Title
          ----                               ---            -----

     Thomas N. Burnham                       52        Director & CEO

     Pamela H. Burnham                       52        Director & Vice President

     Keith C. Pratt                          56        Director

     Michael R. Hicks                        40        Director

     Michael Hiller                          37        Director

     Debra A. Even                           35        Vice President

     Rebecca A. Crawford                     39        Secretary


     THOMAS N. BURNHAM is the Chief Executive Officer, Director and Shareholder of South Beach Concepts, Inc. and an officer of its subsidiaries since their inception. From April, 1996 until April, 1999, Mr. Burnham was Chairman and Chief Executive Officer of South Beach Cafe, Plc (London, England) and from November, 1996 to December, 1998, he was a director of South Beach Cafe-London,
Ltd.   Mr. Burnham also serves a Director, President or Managing Member and has voting control of the following entities: Burnham International Group, Inc., Sarasota Investment Group, Inc., Dallas Investment Group, Inc., International Restaurant Concepts, Inc., London Ventures, L.C., Mosby Investments, Inc., Texas International Group, Inc., The Northgate Group, L.L.C., 100 Degrees East, Inc., Thomas N. Burnham Associates, Inc., and International Franchise Group, Inc.

     From October, 1993 to August, 1994, Mr. Burnham was president and director of Clucker's International Franchise Corporation, Miami, Florida; from October, 1990 to May, 1993, Mr. Burnham was president and director of Ho-Lee-Chow, Inc., Ann Arbor, Michigan. Mr. Burnham served in the following capacities for Domino's Pizza International, Inc.: Executive Vice President, December, 1989 to May, 1990; Vice President, Administration and Development, May, 1989 to May, 1990; Director, June, 1986 to May, 1990; and General Counsel from September, 1986 to May, 1990. From September, 1984 to September, 1986, Mr. Burnham served as outside General Counsel for Domino's Pizza International, Inc. Mr. Burnham has been the principal of the law firm of Thomas N. Burnham International Law Offices from January 1990 to the present. Mr. Burnham received his Bachelor of Business Administration degree in 1969, a Masters in Business Administration in 1970 and a Juris Doctor in 1973 all from the University of Michigan, Ann Arbor, Michigan. Mr.Burnham currently serves as Program Director of Franchising and Entrepreneurship at the University of Dallas and is the founder and Director of the Institute of International Enterpreneurship.

     PAMELA H. BURNHAM has served as Vice President, Treasurer and a Director of South Beach Concepts, Inc. since its inception in July, 1998 and serves as an officer of several of its subsidiaries. From April, 1996 to April, 1999, Ms. Burnham served as a director of South Beach Cafe, Plc (London, England). She also served as a director for South Beach Cafe-London., Ltd. from November, 1996 to December, 1998. Ms. Burnham also serves a Director and Vice President of the following entities: Burnham International Group, Inc., Sarasota Investment Group, Inc., Dallas Investment Group, Inc., International Restaurant Concepts, Inc., Mosby Investments, Inc., Texas International Group, Inc., 100 Degrees East, Inc., Thomas N. Burnham Associates, Inc., and International Franchise Group, Inc.

     From October, 1993 to August, 1994, Ms. Burnham was a Franchise Sales Consultant for Clucker's International Franchise Corporation, Miami, Florida. From February, 1991 through May, 1993, she was Vice President of Ho-Lee-Chow, Inc., Ann Arbor, Michigan. Ms. Burnham was President of International Pizza Ventures, Inc. Toronto, Canada from October, 1989 through February, 1991. She served as Director of Real Estate for Domino's Pizza International, Inc. from August, 1989 to May, 1990. Ms. Burnham attended Chowan College in North Carolina from 1965 to 1967 and University of California at Los Angeles in 1979.

     KEITH C. PRATT serves as a Director of South Beach Concepts. Mr. Pratt was one of the founders of South Beach Cafe, Inc. and has served as a consultant to it in the areas of restaurant and office site selection, lease negotiation, store design, software and implementation since its inception. From 1976 to present, Mr. Pratt has been a commercial real estate broker with Gary Lillie & Associates, Inc. located in Ann Arbor, Michigan. Mr. Pratt also serves as the president of Cafe Development Group, founded in 1996 a consulting firm that assists in restaurant site selection, design, equipping and staffing. Mr. Pratt received his Bachelor of Science in Engineering from the University of Michigan in 1969.

     MICHAEL R. HICKS, serves as a Director of South Beach Concepts. Dr. Hicks is President of Pinnacle Anesthesia Consultants, PA, a two hundred-member single specialty medical practice in Dallas, Texas and is also a practicing anesthesiologist. In addition, Dr. Hicks is a principal and officer of Hicks-Rosengarden Investments, a publisher of regional specialty publications including Avidgolfer. He is currently a member of the Board of Directors of the Texas Society of Anesthesiologists. Prior to the formation of Pinnacle Anesthesia Consultants, PA, Dr. Hicks served as President of DFW Anesthesia

Associates, PA from 1995 until 1996 and as Managing Partner of Anesthesia Consultants of Irving prior to 1995.

     Dr. Hicks received a BA in Chemistry and an MD degree from West Virginia University in 1981 and 1985 respectively. He completed a residency in anesthesiology in 1989 at the University of Texas Southwestern Medical School where he also served as Chief Resident. Dr. Hicks is currently completing an MBA at the University of Dallas.

     MICHAEL HILLER, serves as a Director of South Beach Concepts, Inc.

Dr. Hiller is a practicing anesthesiologist with Pinnacle Anesthesia Consultants, PA, and a two hundred-member single specialty medical practice in Dallas, Texas. In addition Dr. Hiller is also a director of Hicks-Rosendgarden Investments, Inc., a privately held specialty publisher in Irving, Texas and is co-owner of Avidgolfer Magazine. Prior to the formation of Pinnacle Anesthesia Consultants, PA, and Dr. Hiller was a founding member and director of DFW Anesthesia Associates, PA in Irving, Texas and prior to that he was a partner and founder of Anesthesia Consultants of Irving. He serves as a delegate to several local, state and national medical associations. Dr. Hiller received his BA in Biology and MD degree from the University of Texas.

     REBECCA A. CRAWFORD has served as Secretary of South Beach Concepts, Inc., since its inception in July 1998. From 1996 to the present Ms. Crawford has served as Director of Franchise Administration. Prior to joining South Beach Ms. Crawford was franchise development and training consultant to Y&S, Inc., a fast food lavaash wrap sandwich & yogurt concept in Ann Arbor, Michigan. In addition she was employed by Conlin, McKenney and Philbrick, P.C., Ann Arbor, Michigan as legal secretary. From 1991 to 1993 she was employed as Director of Franchise and Legal Administration by Ho-Lee-Chow, Inc. Prior to joining Ho-Le-Chow Ms. Crawford was employed by Domino's Pizza International, Inc. in various positions in the operations, training, administration and legal departments. During her tenure within the franchise industry, Ms. Crawford's responsibilities included franchise development, legal, administration, contract compliance, federal and state franchise registration and franchise relations.

     DEBRA A. EVEN has served as Vice President of South Beach Concepts, Inc. since September of 1999. She received her bachelor's degree from the University of Michigan, Ann Arbor, in Organizational Management and currently leads the E-Commerce and Public Administration areas for South Beach Concepts and its subsidiaries. Prior to this Ms. Even worked in the automotive industry as Program Manager, Quality Coordinator and EDI Supervisor.

     She has preformed as liaison for Ford Motor Company on large financial accounts and was directly responsible for developing systematic planning and implementation for new projects. She has a strong background in MIS systems. Prior to this she her experience includes positions with Domino's Pizza area developer in the Toronto metropolitan area.


RELATED TRANSACTIONS:

     Thomas N. Burnham, Chief Executive Officer and Director of South Beach Concepts, Inc., is the principal of the law firm of Thomas N. Burnham International Law Offices and performs legal services for South Beach Concepts, Inc. and its subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is engaged in ordinary and routine litigation incidental to its business, but management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

ITEM 4.   CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

   Not applicable.


ITEM 5.   OTHER EVENTS

   Not applicable.


ITEM 6.   RESIGNATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

   Not applicable.

ITEM 7.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 8.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     NO CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES. There is currently no established public trading market for the securities of the Company. No assurance can be given that an active trading market in the Company's securities will develop or, if developed, that it will be sustained.

     PENNY STOCK REGULATION. Upon commencement of trading in the Company's stock, if such occurs (of which there can be no assurance) the Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

ITEM 9.  MARKET RISK

     OPERATING LOSS. Revenues from operations to date have not been sufficient to cover the costs of such operations and the Company has borrowed funds to maintain its operations. The Company's ability to develop operations is dependent upon its ability to sell its franchise stores and to operate its company store at a profit. If the Company is unable to sell sufficient franchise stores or to operate its company store at a sufficiently profitable level, the Company will need to raise additional capital through the placement of its securities or from other debt or equity financing. If the Company is not able to raise such financing or to obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate.

     LIMITED OPERATING HISTORY. The Company has a limited history of operations and to date has not been profitable. The Company's operations are subject to all the risks inherent in the establishment of a relatively new business enterprise. There can be no assurance that future operations will be profitable. The Company's operations are in part dependent on the establishment of, and profitability of new restaurants. Revenues and profits of the Company, if any, will depend upon various factors, including market acceptance of the Company's concepts, attractiveness and quality of the menu, restaurant service, location of the restaurants and general economic conditions. The growth of the Company will depend on a number of factors, including the availability of suitable locations, the negotiation of favorable lease or site acquisition terms, the identification, training and retention of skilled management personnel and franchisees, the availability of adequate capital, general economic and business conditions, and others, some of which are beyond the control of the Company. There is no assurance that the Company will achieve its expansion goals. The failure to achieve such goals would have an adverse impact on the Company.

     DEPENDENCE ON FRANCHISEES. The Company anticipates that it will realize a portion of its revenues from franchise fees, including the initial franchise fees and continuing royalty payments. If franchisees encounter business or operational difficulties, revenues from royalties and supplies sales would be adversely affected. Such difficulties would also negatively impact the Company's ability to sell new franchises. Consequently, the Company's financial prospects are significantly related to the success of its franchised stores, over which it has limited direct operational control. There can be no assurance that the Company will be able to successfully attract new franchisees or that franchisees, if any, will be able to successfully operate stores.

     FRANCHISE COMPETITION. The competition to sell franchises is very intense and the Company will have to compete against many well established, better-known and better financed companies selling franchises. Potential franchisees will compare the costs and benefits offered by the Company's franchise program against those offered by other franchise companies which may have been in business longer and shown consistent positive economic returns. The market for selling the franchises is limited and the Company may suffer adverse consequences from its possible inability to attract new franchisees.

     FRANCHISE REGULATIONS. The Company will be subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises could adversely affect the Company's and its franchisees', if any, results of operations. The future enactment, adoption or amendment of laws or regulations, such as establishing basic franchisee rights, increasing the minimum wage or other costs associated with employees, could adversely affect the Company's results of operations. Federal and state franchise laws provide franchisees, either singly or as a group, the right to bring an action against the franchisor in regard to actions arising from the franchise agreement, the franchise operations and other matters.

     EFFECTIVENESS OF FRANCHISE ADVERTISING. The success of the Company will be substantially dependent on the effectiveness of the advertising programs and the overall success of franchises. The Company anticipates it will advertise in franchise and business opportunity publications and exhibits at franchise fairs worldwide. However, future success in attracting franchisees will be dependent not only on the Company's promotional program but also on the success of its franchisees' existing restaurants that cannot be guaranteed.

     COMPETITION. The competition in the fast food and pizza industry is intense. There are numerous well-established competitors, including national, regional and local chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The competition includes such well-known chains as McDonald's, Burger King, Wendy's, Domino's Pizza, Pizza Hut, Blimpies, and numerous others. The Company will also face competition in its dual-concept stores from such large well-known dual-concept stores as Kentucky Fried Chicken and Taco Bell.

     ISSUANCE OF FUTURE SHARES MAY DILUTE INVESTORS SHAREVALUE. The Certificate of Incorporation of South Beach Concepts, Inc. authorizes the issuance of a maximum of 0,000,000 shares of common stock and 10,000,000 shares of referred stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the Company's common stock held by he Company's then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for the Company's common stock.

     POTENTIAL ADVERSE EFFECTS OF AUTHORIZATION OF PREFERRED STOCK. The Company may, without further action or vote by shareholders of the Company, designate and issue shares of preferred stock. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock and thereby reduce the value of the common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make the possible takeover of the Company or the removal of management of the Company more difficult and discourage hostile bids for control of the Company which bids might have provided shareholders with premiums for their shares.

ITEM 10.  SELECTED FINANCIAL DATA

     The "Reports of Independent Accountants", "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' Equity", are specifically incorporated herein by reference.

     Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of South Beach Concepts, Inc. and its subsidiaries incorporated by reference herein.

Net Earnings Per Common Share:

     Net Loss Per Share was ($0.09) and ($0.05) for years ended December 31, 1999 and December 31, 1998 respectively.


ITEM 11 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY STATUS:

     The company continues as a development stage company and hence requires continuing its capital raising activities to support its income in order to meet cash flow obligations.

PRIVATE OFFERING MEMORANDUM:

     Pursuant to Rule 506, on July 30, 1999 the Company presented an Offering Memorandum with no requirements for a minimum number of units with a maximum of 3,300,000 units or $4,950,000 (Maximum Offering). This offering memorandum originally was due to expire on October 30, 1999 but pursuant to the provisions contained therein, and in particular those set forth on page forty three (43) thereof, the Offering has been extended to March 31, 2000. By December 31, 1999 the company had raised $756,115.00 and had issued 504,007 shares of its common stock in connection therewith.

ACQUISITION OF REAL ESTATE:

     During the year the company acquired for stock the premises located at:
3157 Commodore Plaza, Coconut Grove, Florida 33133, for a total basis of $1,450,000.00

     Fiscal Year ended December 31, 1999 Compared to the Fiscal Year Ended December 31, 1998:

     Revenues for the fiscal year ended December 31, 1999 decreased $100,192 or 9.3% when compared to the fiscal year ended December 31, 1998. During the fiscal year ended December 31, 1999, the company generated $848,537 (66.9%) from general operating sales, $411,000 (32.4%) from its franchise fees, and $9,210 (0.7%) from its franchise royalties. During the fiscal year ended December 31, 1998, the company generated $1,075,509 (78.6%) from general operating sales, $196,400 (14.4%) from its franchise fees, and $97,029 (7.0%) from its franchise royalties.

     Revenues from general operating sales and franchise royalties decreased $226,972 (21.1%) and $87,819 (90.5%), respectively, whereas franchise fees increased $214,600 (109.3%). The changes in revenues are the results of normal operations with the reduction of operating sales the result primarily of the sale of the two corporate outlets in St. Louis in the latter part of 1998 to franchisees. Reduction in royalties from the prior year was a result of the company's decision to waive royalties in 1999 to assists franchisees in their growth and profitability. The company does not intend to continue its voluntary wavier.

     Cost of sales decreased whereas operating expenses increased for the year ended December 31, 1999 when compared to the fiscal year ended December 31, 1998 by $227,650 (29.8%) and $349,332 (28.0%), respectively. The decrease in the cost of sales is directly attributable to a decrease in revenues. Operating expenses, however, increased as a result of expenditures towards operating leases and related utility and payroll costs. Additionally, new regulations require that previously incurred costs that had been capitalized be written off during the current year. These one-time additional write-offs total approximately $530,000 and will not recur in the future. As a percentage of sales, cost of sales decreased from 55.8% in fiscal 1998 to 42.3% in fiscal 1999, whereas operating expenses increased from 91.0% in fiscal 1998 to 125.7% in fiscal 1999. These percentage changes are attributable to the Company showing higher revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1999 from continuing operations as well as an increase in operating expenses.

     As a result of the foregoing, the Company realized a net loss of $1,289,145 for the fiscal year ended December 31, 1999 compared to a net loss of $608,490 for the fiscal year ended December 31, 1998. The increase in net loss was largely comprised of increases in depreciation and amortization ($212,284) resulting from equipment acquisitions, and the referenced write-off of $533,157 of organizational costs booked in prior years. These two non-cash expenses total $745,441 and constituted 53.7% of the net loss.

     The increase in assets is the principle result of the acquisition of equipment and real estate.

     Increase in paid in capital is the result of completion of the Company's Rule 504 Offering and the commencement of the Company's Rule 506 Offering.

     In the first quarter ending March 31, 2000 the company has earned $320,000 in franchise revenue, constituting 75% of the franchise revenue of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 1999, the Company's current assets exceeded its current liabilities by $53,417. As a component of current assets, cash accounts for $79,426 or 15.5%.

     In its short history, the Company financed its operations through operating revenues and capital contributions from its former parent located in the United Kingdom during 1998. In the near future, the Company expects its operating revenues to increase allowing liquidity to increase. Until this time, the Company continues to raise operating capital through a public offering within the United States that would cover operating expenses until operating revenues increase.

     At December 31, 1999, the Company continues to expand and material commitments for capital expenditures will increase as funds allow. These capital expenditures will be in the form of additional franchises; corporate owned as well as franchisees.

     Based on the Company's business plan and historical trends in this field, management believes operations will continue to grow, thus allowing the Company to become profitable in a couple of years.

ITEM 12. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 13.  CHANGE IN FISCAL YEAR

   Not applicable.



ITEM 14.  OFFICERS AND DIRECTORS BENEFICIAL OWNERSHIP

STOCKHOLDERS EQUITY:

      The following table contains information regarding the shareholdings of South Beach Concepts, Inc., current officers and directors:


                                            Amount of
                                              Common        Percent of
                                              Stock         Outstanding
                                           Beneficially     Common Stock
                                             Owned or       Beneficially Owned
                                            Controlled      or Controlled
Name                                        ----------      -------------
----

Thomas N. Burnham
Director, CEO
5125 Willow Leaf Drive
Sarasota, Florida 34232                    8,020,005           45.00%

Keith C. Pratt, Director                     121,150             .67%

Michael R. Hicks, Director                    65,000             .36%

Michael Hiller, Director                     541,000            3.03%

Rebecca A. Crawford, Secretary                34,781             .19%

Eric P. Wortham                              811,562            4.55%

Debra A. Even, Vice President                      0               0%

All officers and Directors of
South Beach Concepts, Inc. and
subsidiaries                               9,593,498           53.83%

1.   Based upon 17,821,285 outstanding shares of common stock.

2. The 8,020,005 shares owned by Thomas N. Burnham includes 3,481,562 shares of common stock owned directly, 2,629,333 by virtue of joint ownership with Pamela H. Burnham in Mosby Investments, Inc., and may be deemed to be the beneficial owner by having voting control of 1,909,110 shares including 860,000 shares owned by Texas International Group, Inc., 245,787 shares owned by Dallas Investment Group, Inc., 698,415 shares owned by Sarasota Investment Group, 14,988 shares owned by SBC World Ventures and 14,219 shares owned by The Northgate Group, LLC. He also owns warrants representing 4,788,743 additional shares if fully exercised and has beneficial ownership by having voting control of 10,000 warrants owned by Sarasota Investment Group, Inc.

3.   Keith Pratt owns 121,150 shares of common stock directly.

4. Michael R. Hicks owns 65,000 shares of common stock directly. He also owns warrants representing if fully exercised 1,162,500 additional shares.

5. Michael Hiller owns 541,000 shares of common stock directly. He also owns warrants representing if fully exercised 74,000 additional shares.

6. Rebecca A. Crawford owns 34,781 shares of common stock directly. She also owns warrants representing if fully exercised 150,000 additional shares.

7.   Eric P. Wortham owns 811,562 shares of common stock directly.

8.   Debra A. Even owns warrants representing if fully exercised 50,000 shares.



ITEM 15.   1998 GAAP RULE CHANGE REGARDING START-UP ACTIVITY

     During August 1998, the American Institute of Certified Public Accountants (AICPA) issued statement of position (SOP) no. 98-5 reporting on the costs of start-up activities". This statement requires all costs related to a companies' start-up activities be expensed during the period incurred rather than capitalized and amortized over a period of time.

     This pronouncement became effective for fiscal years beginning after December 15, 1998. As a result of this change the company has written off $533,157.00 of prior organizational costs during the year ended December 31, 1999.

ITEM 16.   EXHIBITS, FINANCIAL STATEMENT REPORTS ON FORM 10-K

1.1 Report Form 8-K was filed with the Securities and Exchange Commission on June 15, 1999 ( File No. 0-24839)July 30, 1999, (File No. 0-024839). The
     purpose of the filing was to duly report, Item 1, CHANGES IN CONTROL OF REGISTRANT; Agreement and Plan of Merger and amendment thereto between Westford Acquisition Corporation and South Beach Concepts, Inc. and Item 2, ACQUISITION OR DESPOSITION OF ASSETS.

1.2 Report Form 8-K was filed with the Securities and Exchange Commission on July 30, 1999, (File No. 0-024839). The purpose of the filing was to duly report, Item 1, CHANGES IN CONTROL OF REGISTRANT; Agreement and Plan of Merger and amendment thereto between Westford Acquisition Corporation and South Beach Concepts, Inc. and Item 2, ACQUISITION OR DESPOSITION OF ASSETS.


1.3  Index to Financial Statements                                    Page

          Reports of Independent Accountants                           1

          Consolidated Balance Sheets - December 31, 1999              2

          Consolidated Statement of Operations - Fiscal Year Ended
          December 31, 1999                                            4

          Consolidated Statement of Changes in Stockholder's Equity -
          Fiscal Year Ended December 31, 1999                          5

          Consolidated Statement of Cash Flows - Fiscal Year Ended
          December 31, 1999                                            6

          Consolidated Notes to Financial Statements                   7






SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   SOUTH BEACH CONCEPTS, INC.


                                   By /s/  Thomas  Burnham
                                           Chief Executive Officer
                                           Director

Date: March 28, 2000