Form 10QSB
period 2000-03-31
SOUTH BEACH CONCEPTS INC /FL/
filed 2000-05-08
CIK 1068105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2000
                                                                 --------------


     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from ___________ to __________

                        Commission file number _________________________________

                  South Beach Concepts, Inc. and Subsidiaries
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                         65-0853636
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                5969 Cattleridge Blvd # 201 Sarasota, FL 34241
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (941) 377-7225
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
_________________

Transitional Small Business Disclosure Format (Check one): Yes [_] No [_]

             _____________________________________________________

                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2000
             _____________________________________________________


                               Unaudited Figures


                                    ASSETS

                                                March 31, 2000   March 31, 1999
                                                --------------   --------------
Current Assets:
    Cash                                        $   21,475.68    $   91,666.40
    Accounts Receivable                         $   91,225.33    $  206,190.35
    Inventory                                   $   40,925.92    $   32,727.49
    Due From Affiliates                            344,791.31                -
    Royalties Receivable                            14,026.57                -
                                                -------------    -------------
        Total Current Assets                       512,444.81       330,584.24

Property, Plant, and Equipment - net of
    accumulated deprecations:                   $2,611,218.46    $  920,313.68

Investments and Other Assets:
    Deferred Public Offering costs                  16,843.62                -
    Deferred Syndication Costs                     319,011.39                -
    Deferred Tax Asset                             186,529.00                -
    Deposits                                        15,695.18        14,120.18
    Organizational/Startup Costs                     3,270.00       616,295.35
    Accumulated Amortization                       (12,213.24)               -
    Acquisition Costs                                                        -
    Investment in Subsidiaries                                          200.00
    Prepaid Expenses                               244,028.65       199,520.00
    Other Non-current Assets                       101,692.16       126,479.16
    Notes Receivable                               215,100.00                -
                                                -------------    -------------
        Total Other Assets                       1,089,956.76       956,614.69
                                                ------------------------------
Total Assets                                    $4,213,620.03    $2,207,512.61
                                                ==============================

             _____________________________________________________

                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                March 31, 2000
             _____________________________________________________

                               Unaudited Figures

                             LIABILITIES & EQUITY

                                                     MARCH 31, 2000        MARCH 31, 1999
                                                     --------------        --------------
Liabilities & Capital
    Accounts Payable                                  $   237,816.67        $   189,693.65
    Accrued Expenses                                      136,760.22                     -
    Wages & Taxes Payable                                  14,650.99                     -
    Sales Tax Payable                                       3,115.28                (23.28)
    Loan Shareholders                                      13,693.97             69,670.00
    Notes Payable - Shareholders                           59,799.88            197,525.52
    Notes Payable - Mortgage - Current                     90,000.00                     -
    Notes Payable - Clearwater Acq. Current                22,687.00
    Notes Payable                                                                        -
                                                      --------------        --------------
        Total Current Liabilities                         578,524.01            456,865.89


Long-Term Liabilities
    Notes Payable - Mortgage                              439,847.30                     -
    Notes Payable - Clearwater Acquisition                 37,313.00                     -
    Deferred Taxes                                                 -                     -
                                                      --------------        --------------
        Total Long-Term Liabilities                       477,160.30                     -

Commitments and Contingent Liabilities                             -                     -

Stockholders Equity:
    Common Stock                                          226,126.15          1,222,338.02
    Additional Paid in Capital                          6,505,393.55          3,177,909.63
    Retained Earnings                                  (3,726,128.55)        (2,579,626.83)
     Net Income (Loss)                                    152,544.57            (69,974.10)
                                                      --------------        --------------
         Total Stockholders' Equity                     3,157,935.72          1,750,646.72

                                                      --------------        --------------
Total Liabilities and Stockholder's Equity            $ 4,213,620.03        $ 2,207,512.61
                                                      ==============        ==============

                          SOUTH BEACH CONCEPTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


                               Unaudited Figures

                                                  MARCH 31, 2000      MARCH 31, 1999
                                                  --------------      --------------
Net Revenues
  Sales                                            $ 129,562.00       $ 173,235.70
  Franchise Fees                                     350,000.00                  -
  Royalties
  Other Income                                        85,000.00
                                                   ------------       ------------
    Net Receipts                                     564,562.00         173,235.70

Cost of Goods Sold
  Food                                                52,895.00          70,460.63
  Paper                                                2,260.00                  -
  Salaries & Wages                                    82,838.00          58,089.78
  Other                                               16,225.00           9,897.52
                                                   ------------       ------------
    Total Cost of Sales                              154,218.00         138,447.93

Gross Profit                                         410,344.00          34,787.77
                                                   ------------       ------------
General & Administrative                             267,800.00         104,816.97
                                                   ------------       ------------

Earnings (Loss) Before Other Income                  142,544.00         (70,029.20)

Other Income / (Loss):
 Other Income                                         10,000.00              55.10
 Loss on Disposition of Assets
                                                   ------------       ------------
   Total Other Income / (Loss)                        10,000.00              55.10

Net Income/(Loss) From Operations                    152,544.00         (69,974.10)

Startup Expenses Per 1998 GAAP                                -                  -

Income/(Loss) Before Income Taxes                    152,544.00         (69,974.10)
 Provision For Income Taxes                                                      -
                                                   ------------       ------------
Net Income (Loss)                                  $ 152,544.00       $ (69,974.10)
                                                   ============       ============

     Net Loss Per Share
      Basic (Note 1)
      Diluted (Note 1)

                   South Beach Concepts Inc. & Subsidiaries

                     Notes to the consolidated Financials

                                March 31, 2000

Note 1 - Basis for Presentation
-------------------------------

The accompanying unaudited financial statements have been prepared by South Beach Concepts Inc. (The Company) in accordance with GAAP for Interim financial statements and with the instruction to form 10-QSB and item 310 of Regulation S-
B. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of the company's management, all normal accounting transactions within the time frame have been included for a fair presentation of the company's operations. Results of operations for the three month period ending March 31, 2000 are not necessarily indicative of future financial results.

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

Expenditure for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized

                  SOUTH BEACH CONCEPTS, INC.AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


         Unaudited Figures

Cash Flow from Operation Activities:

Net Income (Loss)                      (1)      $152,544.57

Other Operating Activities             (2)     ($121,235.80)

Total from Operations                           $ 31,308.77

Cash Flow from Investing Activities    (3)     ($214,807.34)

Cash Flow from Financing Activities    (4)      $125,548.57


Net Increase (Decrease) in Cash                ($ 57,950.00)


Cash at Beginning of the Year                   $ 79,426.00
Cash at March 31, 2000                          $ 21,476.00

                                               ($ 57,950.00)

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

--------------------------------------------------------------------------------

                  SOUTH BEACH CONCEPTS, INC.AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                               Unaudited Figures


                                             Common         Common                                       Total
                                             Stock          Stock       Additional         Retained      Stockholders
                                             Shares         Value       Paid in Capital    Deficit       Equity
January 1, 2000                             17,821,285      $178,213     $6,299,284     -$3,726,129     $2,751,368

Issuance of Common Stock                     4,791,300      $ 47,913     $  206,110                     $  254,023

Net Changes in Capital Activity                                                                         $        0

Due to Reorganization                                                                                   $        0


Net Gain (Loss) 2000                                                                     $  152,545     $  152,545

Total Stockholders' Equity
as of March 31, 2000                        22,612,585      $226,126     $6,505,394     -$3,573,584     $3,157,936

Part 1

Item 1. Financial Statements Attached

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          The primary business objective of the Company is to develop, operate, franchise and service take-out, eat-in and delivery restaurants for its three theme restaurant chains, South Beach Cafe, Pizza World Gourmet Pizza World, and Cisco & Pancho and to supply coffee and related products to its company stores, its franchisees and other customers worldwide through Cafe Society Coffee Company. There are currently franchise operations open and operating in Florida, Illinois, and Missouri. The company owned restaurants are now located in Florida.

     Consolidated Balance Sheets

          Deferred tax asset increased from $0 in the first quarter prior year to $186,529 for the first quarter 2000. This was the result of GAAP accounting rules and 1999 operating results. Due from Affiliates increased from $0 to $344,791 primarily as a result of reclassification attendant to the post 1999 merger activities. Deferred Syndication Costs increased from $0 to $319,011 reflecting GAAP rules relative to costs associated with the Company's private offering. Organization/Startup Costs decreased from $616,295 to $3,270 as a result of the 1998 GAAP rule changes requiring the write off of all such accumulated items in 1999 and that any future such items be expensed in this and all other future accounting periods. Notes Receivable increased from $0 to $215,100 reflecting primarily monies due from the Area Representative Agreement in Colorado and the trunkey fees due from the Dallas store. Accrued Expenses increased from $0 to $136,760 as a result of posting of accruals. Notes Payable Mortgage current increased from $0 to $90,000, and Notes Payable Mortgage Long Term increased from $0 to $439,847 as a result of the acquisition for stock subject to mortgage of the Coconut Grove, Florida real estate. Notes Payable Clearwater Acquisition current increased from $0 to $22,687, Notes Payable Clearwater Acquisition Long Term increased from $0 to $37,313 as the result of acquisition of a Pizza world for stock and a note.

     Consolidated Statement of Operations

          Net Revenues increased from $173,235 in its first quarter of the prior year to $564,562 in the current quarter as a result of franchise fees increasing from $0 to $350,000 based on agreements made in Colorado and Virginia. In addition Other Income increases from $0 to $85,00 reflecting turnkey fees from the Dallas store. Gross Profit increased from $34,787 to $410,366 as a result of increased revenues. General and Administrative Costs increased from $104,816 to $267,800 attributable to increased training costs and reclassifications relative to the Cattleman store and consolidation of expenses from the increased numbers of corporate stores from the prior year first quarter. Net Income increased to $152,544 from a loss during its previous year first quarter of $69,974.

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

SOUTH BEACH CONCEPTS

By: /s/ Thomas N. Burnham
   -------------------------------
   Thomas N. Burnham, President

Date: May 8, 2000