Form 10QSB
period 2000-06-30
SOUTH BEACH CONCEPTS INC /FL/
filed 2000-08-14
CIK 1068105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number _________________________________


                           SOUTH BEACH CONCEPTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       FLORIDA                                                 65-0853636
 --------------------------------                          -------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

                 5969 CATTLERIDGE BLVD # 201 SARASOTA, FL 34232
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (941) 377-7225
             ------------------------------------------------------
                           (Issuer's telephone number)



             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _________________ Transitional Small Business Disclosure Format (Check one): Yes [_] No [_]

PART I

ITEM 1.Financial Statements Attached

ITEM 2.Management Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       The primary business objective of the Company is to develop, operate, franchise and service take-out, eat-in and delivery restaurants for its three theme restaurant chains, South Beach Cafe, Pizza World Gourmet Pizza and Cisco & Pancho and to supply coffee and other related products to its company stores, its franchisees and other customers worldwide through Cafe Society Coffee Company. There are currently franchise operations open and operating in Florida, Illinois, and Missouri. The Company owned restaurants are located in Florida.

CONSOLIDATED BALANCE SHEETS COMPARING PERIOD ENDING JUNE 30, 2000 TO MARCH 31, 2000.

       Inventory decreased from $40,925 to $19,755 primarily due to consolidation of store inventories. Accounts receivable increased from $91,225 to $100,575. Prepaid expenses decreased from $244,029 to $218,184 as a result of expensing prepaid items to the appropriate operating expense category. Total Fixed Assets decreased from $2,611,218 to $2,557,634 primarily due to recording of Depreciation Expense. Deferred Syndication Costs increased from $319,011 to $365,118 reflecting additional expenses related to the 506 Offering and stock issuance. Start Up and Development Costs increased from $3,270 to $26,401 due to the addition of the Brian Preston Ridge property lease. Accounts Payable increased from $273,816 to 323,552 as a result of the reversal of accruals and booking of vendor invoices. Accrued Expenses decreased from $136,760 to $66,647 due to the reversal of accruals and booking of vendor invoices. Shareholder Loans and Notes Payable reduced from $73,494 to $32,269 as a result of the granting of certain franchise rights. Notes Payable Mortgage current portion reduced from $90,000 to $60,402 as a result of reclassification to the long-term portion of note. Notes Payable long term increased from $439,847 to $458,095 due to reclassification from Notes Payable current portion.

CONSOLIDATED STATEMENT OF OPERATIONS

       Sales increased from $129,562 to $275,623 reflecting retail activities. Franchises fees increased from $350,000 to $503,000 reflecting additional franchises fees and area representative fees, but indicating a comparative decrease in second quarter activity in franchise sales. Other Income increased from $85,000 to $137,471 primarily resulting from service fee income from franchisees. Total Cost of Sales increased from $137,993 to $346,646 primarily due to increased revenues. Gross Profit increased from $426,569 to $570,148. General Administrative increased from $284,025 to $506,619 reflecting a comparative decrease in second quarter administrative costs. Earnings decreased from $152,544 to $73,528. During the quarter the Company closed its Beneva

Road location as an under performing unit. The company was judged to owe $12,980.00 in connection with rent charges related to that property. The training center is undergoing modifications requested by the landlord and Company determined modifications to its operating systems.

STOCK REVERSAL

       On June 5, 2000, the Company effected a one for three stock reversal relative to its Class A Common Stock and all attendant Warrants. The Company in connection with the reversal amended its Articles of Incorporation to reduce the authorized Common Stock from 50,000,000 to 16,666,666 and the authorized Preferred Stock from 15,000,000 to 5,000,000 both amendments being required by the Florida Business Law. Subsequent to the reversal there were 8,478,985 shares of the Class A Common Stock issued and outstanding.

RULE 506

       On June 20, 2000, the Company commenced a private placement pursuant to Rule 506 whereby the Company is offering 75 Units for $20,000 per Unit, each Unit consisting of ten thousand shares of Class A Common Stock and five thousand Warrants. Each Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $2.20 purchase subject to certain terms and conditions. The Offering will originally terminate on August 20, 2000 and will automatically be extended an additional 60 days as provided.


ITEM 3.Description of Property

       The Company currently maintains it principal office in Sarasota, Florida


PART II

ITEM 1. Legal Proceeding

       There are no material legal proceedings against the Company

ITEM 2.Defaults upon Senior Securities

       Not Applicable

ITEM 3.Submission of Matters to a Vote of Security Holders

       Not Applicable

ITEM 4.Other Information

       Not Applicable

--------------------------------------------------------------------------------
                           SOUTH BEACH CONCEPTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2000
--------------------------------------------------------------------------------

                                    Unaudited

                                     ASSETS

                                       JUNE 30, 2000      JUNE 30, 1999
                                     ----------------    ----------------
CURRENT ASSETS:
    Cash                             $      14,327.45            9,902.37
    Inventory                               19,755.83           33,984.85
    Accounts Receivable                    100,574.95          225,143.06
    Notes Receivable Franchisee            215,000.00                0.00
    Prepaid Expenses                       218,184.06          199,520.00
    Due from Affiliates                    346,698.61                0.00
    Royalties Receivable                    14,026.57                0.00
                                     ----------------    ----------------
        TOTAL CURRENT ASSETS         $     928,567.47    $     468,550.28

    Fixed Assets                     $   3,104,753.05    $   1,429,985.49
    Accumulated Depreciation              (547,118.09)        (467,728.16)
                                     ----------------    ----------------
        TOTAL FIXED ASSETS           $   2,557,634.96          962,257.33

    Deposits                         $      15,404.56    $      25,695.18
    Organizational Costs                         0.00           46,430.26
    Start-up and Development                26,401.35          581,344.41
    Accumulated Amortization               (13,213.24)               0.00
    Acquisition Costs                            0.00                0.00
    Deferred Tax Asset                     186,529.00                0.00
    Other Non-Current Assets                93,129.17          126,679.16
    Advances                                     0.00                0.00
    Deferred Syndication Costs             365,117.57                0.00
    Deferred Offering Costs                 14,947.61
                                     ----------------    ----------------
        TOTAL OTHER ASSETS           $     688,316.02    $     780,149.01

TOTAL ASSETS                         $   4,174,518.45    $   2,210,956.62
                                     ================    ================

--------------------------------------------------------------------------------
                           SOUTH BEACH CONCEPTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2000
--------------------------------------------------------------------------------

                                    Unaudited

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                  JUNE 30, 2000        JUNE 30, 1999
                                                 ----------------    ----------------
LIABILITIES & CAPITAL
    Accounts Payable                             $     332,052.24    $     136,986.92
    Wages & Taxes Payable                               15,238.24                0.00
    Accrued Expenses                                    66,647.19                0.00
    Sales Tax Payable                                    5,108.17             (155.95)
    Notes Payable - Mortgage - Current                  60,402.00                0.00
    Notes Payable - Clearwater - Current                22,687.00                0.00
    Notes Payable                                            0.00          202,839.90
    Shareholder Loan                                    (2,183.07)           7,500.00
                                                 ----------------    ----------------
        TOTAL CURRENT LIABILITIES                $     489,951.77    $     347,170.87


LONG-TERM LIABILITIES
    Notes Payable - Shareholders                 $      34,451.90    $           0.00
    Notes Payable - Mortgage                           458,095.30                0.00
    Notes Payable - Clearwater                          37,313.00                0.00
                                                 ----------------    ----------------
        TOTAL LONG-TERM LIABILITIES                    529,860.20                0.00
                                                 ----------------    ----------------
        TOTAL LIABILITIES                            1,019,811.97          347,170.87

STOCKHOLDERS EQUITY:
    Common Stock                                 $     227,363.00    $     138,134.65
    Additional Paid in Capital                       6,579,943.55        4,284,113.00
    Retained Deficit                                (3,726,128.55)      (2,579,657.73)
    Net Income                                          73,737.54           21,195.83
                                                 ----------------    ----------------
         Total Stockholders' Equity                  3,154,706.48        1,863,785.75

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $   4,174,518.45    $   2,210,956.62
                                                 ================    ================

                            South Beach Concepts Inc.

                      Notes to the Consolidated Financials

                                  June 30, 2000

NOTE 1 - BASIS FOR PRESENTATION

       The accompanying unaudited financial statements have been prepared by South Beach Concepts Inc. (The Company) in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial statements and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of the company's management, all normal accounting transactions within the time frame have been included for a fair presentation of the company's operations. Results of operations for the six-month period ending June 30, 2000 are not necessarily indicative of future financial results.

CONSOLIDATION

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

Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized

--------------------------------------------------------------------------------
                           SOUTH BEACH CONCEPTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
--------------------------------------------------------------------------------

                                    Unaudited

                                           JUNE 30, 2000        JUNE 30, 1999
                                           -------------        -------------

Cash Flow from Operating Activity:

Net Income                                    73,528.48             21,196

Other Operating Activity                    (183,382.84)                --
                                            -----------          ---------

Total from Operations                       (109,854.36)            21,196

Cash Flow from Investing Activity           (258,685.03)           (20,382)

Cash Flow from Financing Activity            303,441.62                 --
                                            -----------         ----------

Net (Decrease) in Cash                       (65,097.77)               814
                                            ===========         ==========


Cash at Beginning of the Year                 79,452.22              9,088
Cash at June 30, 2000                         14,327.45              9,902

Net Change Cashflow                          (65,097.77)               814

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

Results of Operations

The company continues as a Development Stage Company and hence requires continuing its capital raising activities to meet cash flow obligations.


Note 2 Stockholders Equity

The Company is authorized to issue 15,000,000 shares of preferred stock at no par value, with such designation, voting rights and other preferences as may be determined from time to time by the Board of Directors.


--------------------------------------------------------------------------------
                           SOUTH BEACH CONCEPTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                    Unaudited

                                     Common        Common      Additional                    Total
                                     Stock         Stock        Paid in       Retained   Stockholders'
                                     Shares        Value        Capital       Deficit       Equity

January 1, 2000                    17,821,285      178,213     6,299,284    (3,726,129)    2,751,368

Issuance of Common Stock            7,615,670       49,150       280,660             0       329,810

Stock Reduction 3 to 1            (16,957,470)           0             0             0             0

Net Income                                  0            0             0        73,529        73,529

Total Stockholders' Equity
as of June 30, 2000                 8,478,985      227,363     6,579,944    (3,652,600)    3,154,707

--------------------------------------------------------------------------------
                           SOUTH BEACH CONCEPTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
           AND FOR THE QUARTER ENDING JUNE 30, 2000 AND JUNE 30, 1999
--------------------------------------------------------------------------------

                                    Unaudited

                                                                           QUARTER ENDING    QUARTER ENDING
                                         JUNE 30, 2000    JUNE 30, 1999      JUNE 30, 2000    JUNE 30, 1999
                                         -------------    -------------      -------------    -------------
NET REVENUES
    Sales                                   $275,623         $398,072           $146,061                --
    Franchise Fees                           503,500          276,067            153,500                --
    Other Income                             137,471             0.00             52,471                --
                                            --------         --------           --------          --------
        NET RECEIPTS                        $916,594         $674,139           $352,032          $500,904

COST OF GOODS SOLD
    Food                                    $ 91,831         $ 92,166           $ 38,936                --
    Paper                                      5,089            6,000              2,829                --
    Salaries & Wages                         207,001          156,854            124,163                --
    Cafe Society                              42,525           49,055             42,525                --
    Other                                       0.00             0.00            (16,225)               --
                                            --------         --------           --------          --------

        TOTAL COST OF SALES                 $346,446         $304,075           $192,228          $175,526
                                            --------         --------           --------          --------

GROSS PROFIT                                $570,148         $370,064           $159,804          $325,378

GENERAL & ADMINISTRATIVE                    $506,619         $368,586           $238,819          $253,872
                                            --------         --------           --------          --------

EARNINGS BEFORE OTHER INCOME                $ 63,529         $  1,478           $(79,015)         $ 71,506

OTHER INCOME                                $ 10,000         $ 19,718                  0          $ 19,662
                                            --------         --------           --------          --------

NET INCOME/(LOSS) FROM OPERATIONS           $ 73,528         $ 21,196           $(79,015)         $ 91,168
                                            ========         ========           ========          ========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                              SOUTH BEACH CONCEPTS

                                                   By: /s/ THOMAS N. BURNHAM
                                                      ----------------------
                                                    Thomas N. Burnham, President