Form 10QSB
period 2000-09-30
SOUTH BEACH CONCEPTS INC /FL/
filed 2000-11-14
CIK 1068105

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number ____________________________________________

                          SOUTH BEACH CONCEPTS, INC.
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   FLORIDA                             65-0853636
          -----------------------------------   ---------------------
            (State or other jurisdiction             (IRS Employer
          of incorporation or organization)       Identification No.)

                5969 CATTLERIDGE BLVD # 201 SARASOTA, FL 34232
          -----------------------------------------------------------
                   (Address of principal executive offices)

                                (941) 377-7225
          -----------------------------------------------------------
                          (Issuer's telephone number)


          -----------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [_] No [_]

PART I: FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS



                          SOUTH BEACH CONCEPTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 2000               September 30, 1999
                                                                         ------------------               ------------------
   ASSETS
              Cash                                           $                    3,150.94       $                 2,142.00
              Inventory                                                          15,861.38                        54,440.00
              Accounts Receivable                                                80,308.69                       265,223.00
              Royalty Receivables                                                14,026.57                              -
                                                             ------------------------------      ---------------------------
                   Total Current Assets                                         113,347.58                       321,805.00
                                                             ------------------------------      ---------------------------
              Fixed Assets                                                    1,126,330.05                     1,479,549.00
              Accumulated Depreciation                                         (386,970.52)                     (467,728.00)
                                                             ------------------------------      ---------------------------
                   Total Fixed Assets                                           739,359.53                     1,011,821.00
                                                             ------------------------------      ---------------------------

              Investment in real estate                                       1,453,423.00                              -
              Due from affiliates                                               380,980.87                              -
              Deposits                                                                 -                          15,695.00
              Prepaid Expenses                                                   28,664.06                       199,520.00
              Note receivable-related party                                     215,000.00                              -
              Deferred Tax Asset                                                186,529.00                              -
              Other Non-Current Assets                                           78,619.27                       114,327.00
              Deferred Syndication Costs                                        143,090.51                       198,166.00
              Intangible Assets                                                        -                         633,499.00
              Net assets of discontinued operations                             335,000.00                              -
                                                             ------------------------------      ---------------------------
                   Total Other Assets                                         2,821,306.71                     1,161,207.00
                                                             ------------------------------      ---------------------------

                   TOTAL ASSETS                              $                3,674,013.82       $             2,494,833.00
                                                             ==============================      ===========================

                          SOUTH BEACH CONCEPTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2000         September 30, 1999
                                                             ------------------         ------------------
LIABILITIES AND EQUITY
              Accounts Payable                               $       272,522.46         $       117,083.00
              Wages & Taxes Payable                                   20,032.32                          -
              Accrued Expenses                                        52,809.23                          -
              Sales Tax Payable                                        6,202.36                          -
              Notes Payable Morgage - Current                         66,402.00                          -
              Notes Payable Clearwater - Current                      22,687.00
              Notes Payable                                                   -                 193,827.00
              Shareholder Loan                                        59,114.65                          -
                                                             ------------------         ------------------
                   Total Current Liabilities                         499,770.02                 310,910.00
                                                             ------------------         ------------------

              Notes Payable - Shareholders                           218,498.60                          -
              Notes Payable Mortgage                                 404,095.30                          -
              Notes Payable Clearwater                                37,313.00                          -
                                                             ------------------         ------------------
                   Total Long-Term Liabilities                       659,906.90                          -
                                                             ------------------         ------------------

                   Total Liabilities                               1,159,676.92                 310,910.00
                                                             ------------------         ------------------

              EQUITY
              Common Stock                                           228,313.00               1,234,538.00
              Additional Paid In Capital                           6,427,306.56               3,863,640.00
              Retained Earnings (Deficit)                         (4,141,282.66)             (2,914,255.00)
                                                             ------------------         ------------------
                   Total Equity                                    2,514,336.90               2,183,923.00
                                                             ------------------         ------------------
              TOTAL LIABILITIES AND EQUITY                   $     3,674,013.82         $     2,494,833.00
                                                             ==================         ==================

                          SOUTH BEACH CONCEPTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
     AND FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                                                      Year-to-Date       Year-to-Date         Quarter ended        Quarter ended
                                                   September 30, 2000  September 30, 1999   September 30, 2000   September 30, 1999
                                                ---------------------- ------------------- -------------------- -------------------
Net Revenues:
Sales                                           $           85,794     $       159,685     $        29,029      $        42,990
Franchise Fees                                             520,609             266,000              17,109              (10,067)
Other Income                                               122,635                   -             (14,836)                   -
Royalties                                                        -              12,210                   -               12,210
                                                ---------------------- ------------------- -------------------- -------------------
      Net Receipts                                         729,038             437,895              31,302               45,133
                                                ---------------------- ------------------- -------------------- -------------------

Cost of Goods Sold:
Salaries & Wages                                            88,818              15,345              33,556                8,089
Cafe Society                                                56,751              50,411              14,226                  886
Other                                                       15,770              57,401              15,770               57,401
                                                ---------------------- ------------------- -------------------- -------------------
         Total Cost of Sales                               161,339             123,157              63,552               66,376
                                                ---------------------- ------------------- -------------------- -------------------

   Gross Profit                                            567,699             314,738             (32,250)             (21,243)

General & Administrative                                   318,763             407,573              66,324              149,330
                                                ---------------------- ------------------- -------------------- -------------------

Earnings (Loss) Before Other Income
  and Discontinued Operations                              248,936             (92,835)            (98,574)            (170,573)
                                                                                                                              -
Other Income                                                     -               7,259             (10,000)               3,136
                                                ---------------------- ------------------- -------------------- -------------------

Net Income (Loss) from Continuing Operations               248,936             (85,576)           (108,574)            (167,437)

Discontinued Operations:
    Loss from operations of stores
      to be disposed of                                   (349,090)           (102,876)            (65,109)             (41,741)
    Estimated loss on disposal of stores                  (315,000)                  -            (315,000)                   -
                                                ---------------------- ------------------- -------------------- -------------------
                                                          (664,090)           (102,876)           (380,109)             (41,741)
                                                ---------------------- ------------------- -------------------- -------------------
Net Income (Loss) from Operations               $         (415,154)    $      (188,452)    $      (488,683)     $      (209,178)
                                                ====================== =================== ==================== ===================

                           SOUTH BEACH CONCEPTS INC
                         CONSOLIDATED INCOME STATEMENTS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   September 30, 2000            September 30, 1999
                                                            --------------------------  ----------------------------
Net Revenues:
Sales                                                       $                  85,794   $                   159,685
Franchise Fees                                                                520,609                       266,000
Other Income                                                                  122,635                             -
Royalties                                                                           -                        12,210
                                                            --------------------------------------------------------

      Net Receipts                                                            729,038                       437,895
                                                            --------------------------  ----------------------------

Cost of Goods Sold:
Salaries & Wages                                                               88,818                        15,345
Cafe Society                                                                   56,751                        50,411
Other                                                                          15,770                        57,401
                                                            --------------------------------------------------------

         Total Cost of Sales                                                  161,339                       123,157
                                                            --------------------------  ----------------------------

   Gross Profit                                                               567,699                       314,738

General & Administrative                                                      318,763                       407,573
                                                            --------------------------  ----------------------------

Earnings (Loss) Before Other Income
  and Discontinued Operations                                                 248,936                       (92,835)

Other Income                                                                        -                         7,259
                                                            --------------------------  ----------------------------

Net Income (Loss) from Continuing Operations                                  248,936                       (85,576)

Discontinued Operations:
    Loss from operations of stores
      to be disposed of                                                      (349,090)                     (102,876)
    Estimated loss on disposal of stores                                     (315,000)                            -
                                                            --------------------------  ----------------------------
                                                                             (664,090)                     (102,876)
                                                            --------------------------  ----------------------------

Net (Loss) before Non-cash Items                                             (415,154)                     (188,452)

Startup Expense Per 1998 GAAP                                                       -                      (118,727)

Depreciation (Non Cash Activity)                                               94,808                             -
                                                            --------------------------  ----------------------------

Income/(Loss) Before Income Taxes                                            (320,346)                     (307,179)
Provision for Income Taxes                                                          -                             -
                                                            --------------------------  ----------------------------

Net Earnings (Loss)                                         $                (320,346)  $                  (307,179)
                                                            ==========================  ============================

Basic                                                                         (0.0487)                       (0.024)
Diluted                                                                       (0.0487)                       (0.024)

                  SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


                                                     September 30, 2000             September 30, 1999
                                                     ------------------             ------------------
Cash Flow from Operating Activities:

Net Income (Loss)                                  $          (415,154)            $          (301,119)

Other Operating Activities                                     155,820                        (177,013)
                                                   -------------------             -------------------

Total from Operations                                         (259,334)                       (478,132)

Cash Flow from Investing Activities                           (248,900)                       (340,066)

Cash Flow from Financing Activities                            431,960                         828,286
                                                   -------------------             -------------------

Net Increase (Decrease) in Cash                    $           (76,274)            $            10,088
                                                   ===================             ===================


Cash at Beginning of the Year                      $            79,425             $            (7,946)
Cash at September 30, 2000                                       3,151                           2,142
                                                   -------------------             -------------------

Net Change Cash Flow                               $           (76,274)            $            10,088
                                                   ===================             ===================

                 SOUTH BEACH CONCEPTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                           Common            Common         Additional                              Total
                                           Stock             Stock           Paid In          Accumulated       Stockholders'
                                           Shares            Value           Capital            Deficit            Equity
                                     -------------------  -------------  -----------------  ----------------  ------------------
January 1, 2000                               17,821,285  $     178,213  $        6,299,284 $     (3,726,129) $        2,751,368

Issuance of Common Stock                       7,615,670         50,100             429,451                              479,551

Reverse Stock Split 3 for 1                  (16,957,970)

Syndication Costs                                                                 (301,428)                             (301,428)

Net Income (Loss)                                                                                   (415,154)           (415,154)
                                     -------------------  -------------  -----------------  ----------------  ------------------

September 30, 2000                             8,478,985 $      228,313  $       6,427,307 $      (4,141,283) $        2,514,337
                                     ===================  =============  =================  ================  ==================

                  South Beach Concepts, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000


NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared by South Beach Concepts, Inc., (Company) in accordance with generally accepted accounting principles (GAAP) for interim financial statements and with the instruction to Form 10QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of the Company's management, all normal accounting transactions within this time frame have been included for a fair presentation of the Company's operations. Results of operations for the nine-month period ending September 30, 2000 are not necessarily indicative of future financial results.

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

Net Earnings Per Common Share

Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net earnings less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by diving net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents.

Results of Operations

The Company continues as a Development Stage Company and hence requires continuing its capital raising activities to meet cash flow obligations.


NOTE 2 - Discontinued Operations

Effective October 15, 2000, the Company adopted a plan to close all of its Company-operated stores. The assets will be sold or abandoned and consist primarily of restaurant furniture, fixtures and equipment.

The $664,090 of estimated loss on the disposal of the discontinued operations consists of an estimated loss of $315,000 related to the disposal of the assets and an operating loss of $349,090 for the nine-month period ended September 30, 2000.

Operating results of the closed stores for the nine months ended September
30, 2000 are shown separately in the accompanying consolidated statements of operations. The consolidated statement of operations for the nine months ended September 30, 1999 has been restated and operating results of the stores are also shown separately.

Net revenues of the stores for the nine months ended September 30, 2000 and 1999 were $275,175 and $438,135, respectively. These amounts are not included in net revenues in the accompanying consolidated statements of operations.

Assets of discontinued operations are shown at their expected net realizable values and are separately classified in the accompanying consolidated balance sheet at September 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

     The primary business objective of the Company to date has been to develop, operate, franchise and service take-out, eat-in and delivery restaurants for its three theme restaurant chains, South Beach Cafe, Pizza World Gourmet Pizza and Cisco & Pancho and to supply coffee and other related products to its company stores, its franchisees and other customers worldwide through Cafe Society Coffee Company. There are currently franchise operations in Florida, Illinois and Missouri.

     The Company has decided to reduce the operation of Company stores in the Florida marketplace and eventually to cease operating Company stores related to the current theme restaurant chains. This decision was partially based on difficulties experienced in hiring, training and retaining store level employees of the quality and character the company deems necessary for stores to succeed operationally. The Company will continue to pursue franchising in the existing chains on a geographically limited basis.

     Going forward, the Company's Directors have decided to extend the primary direction of the Company's franchising activities to service and technology based franchising and, to that end, the Company has begun identifying and acquiring specific asset packages intended to achieve that direction. On October 16, 2000 the Company announced a definitive agreement relative to eAdvertiseit.com Ltd., enabling the Company to launch a franchising model offering Internet advertising technologies to prospective franchisees. This acquisition was valued at $700,000 consisting of 350,000 shares at $2.00 per share. The Company has also reached a definitive agreement to compliment the eAdvertiseit.com product offering with local and regionalized web based gift certificates. The Company is in negotiation regarding several other service and technology based franchises.

CONSOLIDATED BALANCE SHEETS COMPARING PERIOD ENDING SEPTEMBER 30, 2000 TO JUNE 30, 2000.

Accounts Receivable decreased from $100,574 to $80,308 due to normal activity. Notes Receivable Franchisee was reclassified to Note receivable-related party and regrouped to Other Assets. Certain reclassifications occurred as a result of the discontinuance of store operations. Included in the estimated loss on disposal of the stores are Prepaid Expenses of $189,500, Deposits of $14,500 and $111,000 of expenses associated with termination of the leases. Fixed Assets totaling $525,000 less Accumulated Depreciation of $190,000 have been reclassified as Net assets of discontinued operations. Due from Affiliates was regrouped to Other Assets. Fixed Assets was further reduced by $1,453,423 by reclassifying the Coconut Grove property as an Investment and regrouping it to Other Assets because of the discontinuing of store operations. Start-up and Development of $26,401 was written off as required by 1998 GAAP accounting standards. Deferred Syndication Costs and Deferred Offering Costs were reduced by $301,428 by reclassifying as a reduction in Additional Paid in Capital to primarily reflect activities commencing in prior years and was increased by $64,454 to reflect costs related to the current Rule 506 private placement. Current Liabilities changed in the normal course. Shareholder Loan increased from ($2,183.07) to $59,116.65 as a result of working capital loans made primarily, but not exclusively, by Directors. Notes Payable-Shareholder increased primarily by a note for $106,090 and a second note for $78,798 to reflect obligations relative to discontinuing store operations to two respective landlords who's controlling partner is a shareholder of the Company. Notes Payable-Mortgage decreased from $458,095 to $404,095 to reflect payments made by the Company. Additional Paid in Capital increased by $148,800 from funding activities thus combining with the prior described reduction of $301,428 yields the new balance of $6,427,306 as compared the prior quarter balance of $6,579.943.

CONSOLIDATED STATEMENT OF OPERATIONS COMPARING PERIOD ENDING SEPTEMBER 30, 2000 TO JUNE 30, 2000.

All amounts have been adjusted where necessary for discontinued operations with the effect of discontinued operations having been previously described. Net Receipts increased from $697,736 to $729,038. Gross Profit decreased from $599,949 to $567,699 primarily as a result of Salaries and Wages increasing from $55,262 to $88,818 and Cafe Society costs from $42,525 to $56,751. General Administration increased from $252,439 to $318,763. Net Income from Continuing Operations decreased from $357,510 to $248,936 primarily as a result of the General and Administrative Costs of $66,324 for the quarter. Net Income from Operations decreased from $73,529 to ($415,154) in part because of recording of $664,090 of Discontinued Operations losses comprised of ($349,090) Loss from operations of restaurants to be disposed of and ($315,000) Estimated loss on disposal of stores.

PART II

ITEM 1. Legal Proceeding

        There are no material legal proceedings against the Company

ITEM 2. Defaults upon Senior Securities

        Not Applicable

ITEM 3. Submission of Matters to a Vote of Security Holders

        Not Applicable

ITEM 4. Other Information

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)     Exhibits

        EXHIBIT NO.          DESCRIPTION
        -----------          -----------

            27               Financial Data Schedule (FOR SEC USE ONLY)

b.)     Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000                          SOUTH BEACH CONCEPTS

                                                 By: /s/ THOMAS N. BURNHAM
                                                     ----------------------
                                                    Thomas N. Burnham, President